Form 10KSB
period 2004-03-31
BANGLA PROPERTY MANAGEMENT INC
filed 2004-06-29
CIK 1174741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2004

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
OF 1934 For the transition period from                to
                                       --------------    ----------------

                       Commission file number: 333-105903
                                               ----------

                        Bangla Property Management, Inc.
                        --------------------------------
                 (Name of small business issuer in its charter)

           Colorado                                              84-1595829
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

3540 Albert Street, Regina, Saskatchewan, Canada                     S4S 3P5
------------------------------------------------                     -------
    (Address of principal executive offices)                       (Zip Code)

                    Issuer's telephone number: (306) 586-6643
                                               --------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class                     Name of each exchange on
     to be so registered: Common Shares      which each class is to be
                          -------------      registered:         NASD OTC:BB
                                                                 -----------

Securities registered under Section 12(g) of the Exchange Act:

Common Shares
---------------------------------------------------------
(Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes [_]    No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year. $23,065.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.


(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of May 20, 2004, there are 7,325,000 common shares outstanding.


DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):   Yes [_];   No [X]

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                                Table of Contents
                                -----------------


PART I........................................................................1

   ITEM 1.  DESCRIPTION OF BUSINESS...........................................1
   ITEM 2.  DESCRIPTION OF PROPERTY...........................................4
   ITEM 3.  LEGAL PROCEEDINGS.................................................5
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............5

PART II.......................................................................5

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........5
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........5
   ITEM 7.  FINANCIAL STATEMENTS..............................................9
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
   AND FINANCIAL DISCLOSURE..................................................21
   ITEM 8A. CONTROLS AND PROCEDURES..........................................21

PART III.....................................................................22

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
   PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................22
   ITEM 10. EXECUTIVE COMPENSATION...........................................23
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT AND RELATED STOCKHOLDER MATTERS................................24
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................24
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................25
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................25

SIGNATURES...................................................................26

   EXHIBIT 14.1 - COMPANY CODE OF ETHICS.....................................27
   EXHIBIT 31.1 - CERTIFICATIONS.............................................31
   EXHIBIT 32.1 - CERTIFICATIONS.............................................32



























--------------------------------------------------------------------------------
10KSB - Period Ending March 31, 2004   Bangla Property Management, Inc.   Page i

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


PART I
------

ITEM 1. DESCRIPTION OF BUSINESS.
--------------------------------

Bangla Property Management, Inc. was incorporated on June 15, 2001 under the laws of the State of Colorado.

The original Board of Directors consisted of Shawn Erickson. The authorized capital consists of 100,000,000 voting common shares of no par value stock. On July 1, 2001, by way of Consent of Directors, we retained Mr. Erickson and authorized the issuance of 6,000,000 common shares to White Sands, Inc., a Nevis Corporation, of which Shawn Erickson is the beneficial owner. Said issuance was at the price of $0.0001 per common share. These shares were issued to Mr. Erickson as compensation for services rendered to date in respect of the incorporation of the Company, his sales efforts to date and for conceiving of this project. Said compensation has been valued at $600 and therefore, the Board considers his shares fully paid. Said issuance was done pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. The Board also authorized management to enter into a Rental Agreement with Mr. Erickson in respect of a portion of Mr. Erickson's residence, which is to be utilized as offices for the Company. In addition, the Directors appointed Shawn Erickson to the offices of President, CEO, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer.

On August 1, 2001, Mr. Edward D. Granados and Mr. Mark Christian were appointed to fill two of the vacancies on the Board of Directors. In addition, the Board authorized us to proceed with the issuance of up to 5,000,000 voting shares of the no par value common stock at a price of $0.01 per common share for gross proceeds of $50,000, assuming all the shares were sold. The shares were offered, at such time as management deemed appropriate pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. This offering was completed between January 1, 2003 and January 29, 2003 and is fully described below. Corporate Stock Transfer was appointed was appointed as the Company's Transfer Agent and the Bank of America was appointed as the Company's bank.

On September 1, 2001, Mr. Erickson began actively pursuing owners of properties with whom to enter into Property Management Agreements.

The Company issued 6,000,000 shares of its common stock during July 2001 to its sole director for management services provided to us up to June 30, 2001. Additional paid-in capital totaling $2,316 has been contributed, consisting of $500 in cash, the payment of incorporation costs of $766, and rent expense incurred of $1,050.

On November 1, 2001, we entered into Property Management Agreements with ten property owners for the purpose of managing the subject properties. The Agreements contemplate the provision of property management services by the Company for management fees of $50.00 per month per agreement. Revenues for the Company commenced on November 1, 2001. Details of the services provided under the agreement are disclosed below.

On January 1, 2002, the Board authorized management to employ Mr. Rory Erickson as our General Manager, for which services, he will receive $150.00 per month. Rory Erickson is the brother of our president, Shawn Erickson. Rory Erickson's duties include directly performing all the services for clients who have entered into property management agreements with us. More specifically, Rory Erickson personally performs the following duties: (i) new tenant placement services;
(ii) month-to-month tenant management services for existing tenants; (iii) re-lease arrangements for existing tenants; (iv) tenant fee collection and eviction services; and (v) exterior maintenance of properties.

In addition, the Company entered into a Rental Agreement with Rory Erickson wherein the company agreed to rent a portion of the garage located at Rory Erickson's residence sufficient to store maintenance equipment owned by the company from time to time which is used by Rory Erickson in the provision of services to clients under the various Property Management Agreements. The agreement is for the period from January 1, 2002 to June 30, 2003 and contemplates a monthly rental amount of $50.00. Mr. Rory Erickson and the company entered into a new rental agreement on June 15, 2003, commencing July 1, 2003 until June 30, 2005. All terms and condition remain the same. This agreement replaces the agreement that expired on June 15, 2003.

Further a rental agreement was entered into on June 15, 2003, commencing July 1, 2003 until June 30, 2005 with Mr. Shawn Erickson for office space. This new agreement replaces the agreement that expired on June 30, 2003.


--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 1

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


Between January 1, 2003 and January 29, 2003, pursuant to Rule 506 of Regulation D, we accepted subscription agreements from certain investors to purchase 1,325,000 of our common shares, at a purchase price of $0.01 per common share for total gross proceeds to us of $13,250. On January 21, 2003, Mr. Erickson entered into share purchase agreements with Mr. Granados and Mr. Christian whereby he transferred 1,500,000 shares of his common stock in the Company to each of them at $0.0001 per common share.

On February 11, 2003, we entered into two further Property Management Agreements bringing the total properties under management to fifteen. On July 28, 2003, we entered into 25 additional Property Management Agreements bringing the total number of properties under management to 40. Of the 40 Property Management Agreements entered into by us, three are owned by a party related to the Company, namely, Mr. Shawn Erickson. Although these agreements are considered to be related party transaction by the company, the terms of the agreement are identical in all respect to those negotiated with third party property owners. The company does not perceive any conflicts of interest in respect of these properties or with the relationship with Mr. Erickson. In the unlikely event that a conflict of interest should arise in respect of these properties, the members of the board of directors have agreed preclude Shawn Erickson from voting in respect of the conflicted matter.

Each of the Property Management Agreements entered into to date contemplate the provision by the Company of all of the following services, all of which services are explained in detail below under the heading "Products and Services Offered":
     o    new tenant placement services;
     o    month-to-month tenant management services for existing tenants;
     o    re-lease arrangements for existing tenants;
     o    tenant fee collection and eviction services; and,
     o    exterior maintenance.

Each Property Management Agreement contemplates the termination by either party thereto on 30 days written notice by the terminating party.

A summary of the Property Management Agreements entered into to date follows:

Agreement   Date            Location         Contract price  Type of Property      Contract Status
Number                                       per month
--------------------------------------------------------------------------------------------------

1.          Nov 1, 2001     Regina, SK       $50.00          Single family house   Current
2.          Nov 1, 2001     Regina, SK       $50.00          Single family house   Current
3.          Nov 1, 2001     Regina, SK       $50.00          Single family house   Current
4.          Nov 1, 2001     Regina, SK       $50.00          Single family house   Current
5.          Nov 1, 2001     Regina, SK       $50.00          Single family house   Current
6.          Nov 1, 2001     Regina, SK       $50.00          Single family house   Current
7.          Nov 1, 2001     Regina, SK       $50.00          Single family house   Current
8.          Nov 1, 2001     Regina, SK       $50.00          Single family house   Current
9.          Nov 1, 2001     Regina, SK       $50.00          Single family house   Current
10.         Nov 1, 2001     Regina, SK       $50.00          Single family house   Current
11.         Feb 1, 2002     Regina, SK       $50.00          House with 4 suites   Current
12.         April 1, 2002   Regina, SK       $50.00          Single family house   Current
13.         Feb 1, 2002     Regina, SK       $50.00          House with 2 suites   Current
14.         Feb 11, 2003    Qu'Appelle, SK   $50.00          Single family house   Current
15.         Feb 11, 2003    Qu'Appelle, SK   $50.00          Single family house   Current
16.         July 28, 2003   Regina, SK       $100.00*        Single Family house   Current
17.         July 28, 2003   Regina, SK       $100.00*        Single Family house   Current
18.         July 28, 2003   Regina, SK       $100.00*        Single Family house   Current
19.         July 28, 2003   Regina, SK       $100.00*        Single Family house   Current
20.         July 28, 2003   Regina, SK       $100.00*        Single Family house   Current
21.         July 28, 2003   Regina, SK       $100.00*        Single Family house   Current
22.         July 28, 2003   Regina, SK       $100.00*        Single Family house   Current
23.         July 28, 2003   Regina, SK       $100.00*        Single Family house   Current

--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 2



                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


24.         July 28, 2003   Regina, SK       $100.00*        Single Family house   Current
25.         July 28, 2003   Regina, SK       $100.00*        Single Family house   Current
26.         July 28, 2003   Regina, SK       $100.00*        Single Family house   Current
27.         July 28, 2003   Regina, SK       $100.00*        Single Family house   Current
28.         July 28, 2003   Regina, SK       $100.00*        Single Family house   Current
29.         July 28, 2003   Regina, SK       $100.00*        Single Family house   Current
30.         July 28, 2003   Regina, SK       $100.00*        Single Family house   Current
31.         July 28, 2003   Regina, SK       $100.00*        Single Family house   Current
32.         July 28, 2003   Regina, SK       $100.00*        Single Family house   Current
33.         July 28, 2003   Regina, SK       $100.00*        Single Family house   Current
34.         July 28, 2003   Regina, SK       $100.00*        Single Family house   Current
35.         July 28, 2003   Regina, SK       $100.00*        Single Family house   Current
36.         July 28, 2003   Regina, SK       $100.00*        Single Family house   Current
37.         July 28, 2003   Regina, SK       $100.00*        Single Family house   Current
38.         July 28, 2003   Regina, SK       $100.00*        Single Family house   Current
39.         July 28, 2003   Regina, SK       $100.00*        Single Family house   Current
40.         July 28, 2003   Regina, SK       $100.00*        Single Family house   Current

     *Denotes Canadian Funds - $100CDN = $75.63 (conversion date March 11, 2004)

Business and Marketing Strategies
---------------------------------

We have done market research into this sector to determine the reasons behind the successes and failures of competitors. The result of this research is that the market for property management services providers is vast and there is room for many successful players.

Our success depends in large part upon our ability to identify and adequately penetrate the property management market for our services. Virtually all of our competitors have much larger budgets for marketing, advertising and promotion, as compared to us, which lacks the financial, personnel and other resources required to compete with our larger, better-financed competitors. We anticipate that our limited finances and other resources may be a determinative factor in the decision of any prospective employee as to whether to become associated with us. Until such time, if ever, as we are successful in attracting and employing capable marketing and customer support personnel in areas that we would like to penetrate, we intend to rely upon the judgments and conclusions of Mr. Shawn Erickson, our President and CEO, based solely on his experience in the real estate business, relative to our needs for marketing expertise.

Mr. Erickson believes that his previous experience as a residential revenue property owner and manager over the past ten years will be advantageous to our business because of the numerous business contacts established by him. We anticipate, but cannot assure, that Mr. Erickson's contacts will yield opportunities in the future for us to perform property management services; partnering; joint venture or similar such arrangements whereby we join with others having greater financial and other resources than we have currently in the management of residential and/or commercial real estate; and/or sources of financing for us. We will evaluate each of these prospective projects or proposals, which may become available for participation by us, on a case-by-case basis.

Since its inception, we have entered into forty residential property agreements, all of which properties are located in Saskatchewan, Canada. Three of these properties are owned by Mr. Erickson, the President, CEO and controlling shareholder of Bangla. Despite the fact that the Property Management Agreements negotiated with Mr. Erickson were not negotiated on an arm's length basis, we charge the identical management fee (i.e., $50.00 per month) for the management services performed for these properties as we charge for the management of properties owned by persons unaffiliated with us. Additionally, the form of Property Management Agreement is virtually identical in the cases of all of the residential properties managed by us, whether owned by affiliated or unaffiliated persons.

Products and Services Offered
-----------------------------

We offer a wide range of property management and customer support services to residential property owners on a competitive basis. We currently offer the following general areas of service to its existing and potential customers: (i) new tenant placement services; (ii) month-to-month tenant management services for existing tenants; (iii) re-lease arrangements for existing tenants; (iv)

--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 3

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


tenant fee collection and eviction services and; (v) exterior maintenance. New tenant placement services that we offer include the following: (a) evaluating the property and rent potential; (b) advertising the property; (c) showing the property to potential tenants; (d) obtaining and processing applications; (e) running credit reports; (f) verifying employment and past rental references; (g) initiating tenant leases; (h) collecting security deposits and prepaid rent; and
(i) moving tenants into the property. The month-to-month management services that we provide for residential clients include the following: (i) collecting rent; (ii) pursuing late or delinquent rent; (iii) pursuing evictions; (iv) providing notice to tenants of changes; (v) arranging for services from vendors and contractors; (vi) responding to tenant's calls and problems; and (vii) disbursing owner's funds periodically. The re-lease services that we provide to clients are as follows: (a) evaluating the property and the market for the rate of rent to be charged; (b) advising the owner regarding re-lease arrangements;
(c) evaluating the existing tenant for care of the property; (d) evaluating the existing tenant for payment history; (e) initiating the new lease; and (f) demanding compliance or possession of the rented property. Services related to the collection of rents and/or the evictions of tenants is as follows: (i) providing notices of eviction to tenants; (ii) providing demands for payment or possession; (iii) working with a local attorney or local regulatory body to obtain a successful eviction; (iv) placing the account with a collection agency; and (v) demanding compliance or possession. Exterior maintenance services include: (a) minor exterior repairs; (b) tree and hedge trimming; and (c) lawn care.

While we have plans to manage commercial, as well as residential, property in the future, we currently have no commercial property under management, as of the date hereof. We have plans to expand the market for our services to areas other than Saskatchewan, Canada. Marketing efforts are necessarily limited to Saskatchewan, Canada presently because of our limited cash and resources and because of Mr. Erickson's connections in Saskatchewan. The implementation of our plans for expansion is dependant upon our ability to raise significant additional capital from operating revenues, which is not expected for the foreseeable future at the current levels from the forty properties under management, or equity and/or debt financing. Although we intend to explore all available alternatives for debt and/or equity financing, including, but not limited to private and public securities offerings, there can be no assurance that we will be able to generate additional capital for expansion and/or other purposes. In the event that only limited additional financing is received, we expect our opportunities in the residential and commercial real estate management business to be limited. Further, even if we succeed in obtaining the level of funding necessary to increase revenue through the expenditure of additional funds for marketing, advertising and/or promotion in order to obtain a significantly greater number of residential and/or commercial property management contracts, this will not ensure the realization by us of profits from operations.

Competition
-----------

The business of the management of residential and commercial real estate is intensely competitive. We are in competition with property management companies of all sizes located both inside and outside of the United States. Although we expect to compete on the basis of our reputation among customers as a quality provider of management and customer support services and, to a lesser extent, on the basis of price, opportunities to obtain customers are limited by our financial resources and other assets. In this regard, many of the companies and other organizations with which we are in competition are established and have far greater financial resources, substantially greater experience and larger staffs that do we. Additionally, many of such organizations have proven operating histories, which we lack. We have experienced, and expect to continue to experience, strong competition from both such well-established companies and small independent companies like us. There can be no assurance that we will be successful in raising additional capital and/or realizing profits from operations. In addition, our business may be subject to decline because of generally increasing costs and expenses of doing business, thus further increasing anticipated competition. Additionally, we anticipate that there may be significant technological advances in the future and we may not have adequate creative management and resources to enable us to take advantage of such advances. The effects of any such technological advances on us, therefore, cannot be presently determined.


ITEM 2. DESCRIPTION OF PROPERTY.
--------------------------------

Effective April 1, 2004, we maintain our executive offices at the residence of Mr. Rory Erickson, brother of the President and CEO, Mr. Shawn Erickson. These offices are located at 3540 Albert Street, Regina, Saskatchewan, Canada where we also maintain storage space for our equipment on a monthly basis. We anticipate the continued utilization of these offices until such time, if ever, as we obtain sufficient funding from debt and/or equity financing and/or generate a level of earnings sufficient, in our determination, to enable us to obtain other office space. The space currently occupied by us is expected to be adequate to


--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 4

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


meet our needs for the foreseeable future. Prior to April 1, 2004, the offices were maintained at Mr. Shawn Erickson's home in Los Altos, California.


ITEM 3. LEGAL PROCEEDINGS.
--------------------------

We are not aware of any legal proceedings or pending legal proceedings against us. We may however be involved, from time to time, in various legal proceedings and claims incident to the normal conduct of our business


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

None


PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------

As at year end, Bangla Property Management, Inc. is not yet quoted for trading on any public market and therefore there is no price or volume data to report. On March 12, 2004, the Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission was declared effective.

On June 27, 2004, the Company had 34 registered shareholders owning 7,325,000 shares.

Bangla Property Management, Inc. has not declared, and does not foresee declaring, any dividends now or in the foreseeable future.

There is currently no active trading market for our common shares, and as such a market may not develop or be sustained. Therefore, it may be difficult to sell the shares or if sold, it may adversely affect the market price for such shares.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
------------------------------------------------------------------

Overview
--------

We have received a going concern opinion from our auditors because we have not generated sufficient revenues since our inception to cover our expenses and are therefore sustaining losses. Our revenues began on November 1, 2001. Our deficit as of our year ended on March 31, 2003 was $(7,397) and as of March 31, 2004, the accumulated deficit was $(23,909). During the fiscal year ended March 31, 2004, the deficit grew by $16,512. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. We have expensed all development expenses related to the establishment of the company.

Our operating expenses are classified into six categories:

     o    Salaries
     o    Professional Fees
     o    Rent
     o    Depreciation
     o    Advertising
     o    Other Administrative Expenses

Salaries consist of fees paid to employees, directors and consultants either by way of money and or stock compensation. Fees of $1,800 were paid to one contract employee for the year ended March 31, 2004 and $2,100 for the year ended March 31, 2003 respectively. The variance between the year ended March 31, 2004, and


--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 5

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


the prior period results because of two additional payments of $150 each to our contract employee for additional duties performed in excess of his standard wage agreement. No fees are currently being paid to any management or board members.

Professional Fees consist primarily of our contracted accounting, audit fees and legal fees. These amounted to $29,579 for the year ended March 31, 2004 and $7,934 for the year ended March 31, 2003. The increase in professional fees period over period is attributable primarily to fees for our interim and year end audit and auditor reviews of our quarterly financial statements. Additionally, we have incurred accounting and audit fees for preparation and review of our SB2 filings with the Securities & Exchange Commission (SEC).

Rent refers to rent paid or booked as being due in respect of the office space provided to us by Mr. Shawn Erickson and the storage space provided to us by Mr. Rory Erickson, the total amount of these amounted to $1,900 for the year ended March 31, 2004. This compares with $1,650 for the year ended March 31, 2003. The comparative increase in Rent between the two periods is a function of rent being paid for a lesser number of months during the prior fiscal year and a one time rental adjustment charge of $100.

Depreciation has been provided in amounts sufficient to recover asset costs over their estimated useful lives. The equipment used in operations is being depreciated in a Straight Line method over five years. Our equipment has been depreciated by a total of $86 for the year ended March 31, 2004, and $86 for the same period during 2003.

Advertising refers to amounts expended by us on behalf of property owners to advertise their properties for rent in local newspapers. During fiscal 2004 and 2003, we expended nil funds on advertising.

Other Administrative Expenses refers to our office supplies, telephone expenses, bank charges, fees to process and file documents with the SEC, stock transfer fees and corporate filing fees with the State of Colorado. These amounted to $6,018 for the year ended March 31, 2004 and $3,564 for the year ended March 31, 2003 respectively. The relative increase in 2004 versus 2003 is attributable primarily to the various stages we have completed for our SB2 filing with the SEC. It is anticipated these expenses will decrease on a relative basis if our SB2 becomes effective. Additionally, we incurred a large one-time stock transfer expense for securities issued following the 506 offering referenced elsewhere in this document.

Our prospects must be considered highly speculative in light of the risks, expenses and difficulties frequently experienced by companies in early stages of development, particularly companies in rapidly evolving markets like ours.

Results of Operations
---------------------

Sales improved year over year to $23,065 from $8,250 respectively for the year ended March 31, 2004 versus March 31, 2003. This increase is the result of an ongoing marketing campaign by the President and the General Manager.

We lost $(16,512) for the fiscal year ended March 31, 2004, compared to $(7,140) for the fiscal year ended March 31, 2003. The increase in net loss is primarily due to the increase in professional and administrative fees.

We do not expect our salary expenses to increase next year but expect them to remain at the current level.

We anticipate that professional fees will decrease in the future for several reasons. Although our audit fees may increase because we are now a reporting company and filing the requisite quarterly and annual reports with the Securities and Exchange Commission, many of these same expenses have been incurred to date due to our SB2 registration initiative, and during the last fiscal year we have had two full audits performed whereas only one would be done in a typical year. However, we are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the recently enacted Sarbanes-Oxley Act. We are also optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base. Conversely with respect to legal fees and accounting fees we estimate that the bulk of these, which pertain to preparation of our SB2 statements, have already been incurred and expect these costs to decrease by approximately 85%. This represents a savings of approximately $17,500 next year.

We do not expect our rent expenses to increase next year but expect them to remain at the current level. We do not expect our depreciation expense to increase in the next year but expect it to remain at the current level.



--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 6

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


We expect our advertising expense to increase as we intend to enter into a greater number of Property Management Contracts in the coming year. As such we estimate that our advertising expense may increase to approximately $500.

We do not expect our other administrative expenses to increase in the next year and expect them to remain the same.

Due to the foregoing factors, our operating results are difficult to forecast. You should evaluate our prospects in light of the risk, expenses and difficulties commonly encountered by comparable development-stage companies in rapidly evolving markets. We cannot assure you that we will successfully address such risks and challenges. In addition, even though we have an operational business with revenues, we cannot assure you that our revenues will increase or that we will become profitable in the future.

Plan of operations
------------------

During the next twelve months, we intend to continue to make efforts to increase the number of properties under Property Management Agreements. We intend to commence some marketing of our services to create more awareness of our services with a view to expanding our business. We currently have two part-time employees, one of whom is our President, working on these items, as well as managing our daily administrative functions. We believe our strategic business plan will allow us to grow from development stage to profitability over the next twelve months and we will continue to modify our efforts to meet this goal as opportunities arise. At this time we have no intentions to merge or acquire another company.

During July 2003, we were successful in increasing our revenue stream by 200% with the addition of 25 new property management contracts which will yield additional revenues of approximately $1,700 per month (Cdn$2,500). Based on this and our ongoing marketing efforts, we hope to increase our revenue streams further in the next twelve months. In addition, we raised $13,250 in gross offering proceeds from the recently completed Rule 506 offering.

We cannot predict with certainty what revenues we can expect during the next twelve months, and we believe that we probably will not have enough revenue, when added to our cash on hand, to pay our operating expenses for the next twelve months. Therefore, we anticipate that we will be required to raise additional capital to pay those expenses. We cannot guarantee that we will be able to raise that capital, in which event, our operations may be required to be curtailed or eliminated completely.

Liquidity and Capital Resources
-------------------------------

Since the date of our incorporation, we have raised $13,250 though private placements of our common shares. Our revenues commenced on November 1, 2001.

Our operating activities used cash resources of $(6,103) for the fiscal year ended March 31, 2004, compared to $(5,138) for the fiscal year ended March 31, 2003. Increases in accounts payable have been a primary contributor toward meeting our cash flow requirements. Uses of funds have included activities to establish our business, acquire equipment, and the payment of salaries, rents, professional fees and other administrative expenses.

During the period to August 26, 2003, we operated with a loan agreement in place from White Sands, Inc. which allowed us to borrow up to $50,000 from time to time. On August 27, 2003 White Sands, Inc. requested that we allow cancellation of this agreement in light of the fact that we had not yet drawn down or requested any funds thereunder and so that it could allocate these funds to new projects. Based on our recent success in expanding our revenue base by 200% to 40 Property Management Agreements, we reached agreement with White Sands, Inc. and consented to the cancellation of the loan facility on August 28th. White Sands, Inc. remains as a 41% shareholder in the Company and on October 17, 2003, provided the Company with a loan of $10,000 which was unsecured, bearing interest of 7% per annum and bearing no fixed repayment terms. Mr. Shawn Erickson, the beneficial owner of White Sands, Inc. approved this loan which includes the stipulation that neither Mr. Erickson nor White Sands, Inc. are in any way obligated to loan further monies to the Company in the future. During the fourth quarter of the year ended March 31, 2004, White Sands, Inc. agreed to forgive the $10,000 and all accrued interest, for no consideration. The amount is included in capital contributions by shareholders on the Statement of Shareholders' Equity in the financial statements.



--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 7

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


As at March 31, 2004 and March 31, 2003, we had cash and cash equivalents of $14,239 and $10,342 respectively. Although we believe we are adequately capitalized, based on the risk factors for a company at our stage of development, we acknowledge we may need to raise additional capital within the next twelve months. As at June 27, 2004, the company had cash on hand of $8,805.32.

If cash generated from operations are insufficient to meet our long-term liquidity needs, we may need to raise additional funds or seek other financing arrangements. Additionally funding may not be available on favorable terms or at all.

Certain Relationships and Related Transactions
----------------------------------------------

We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties. To date, several related party transactions have taken place.

On July 1, 2001, we issued 6,000,000 common voting shares of the common stock at $0.0001 per share to Mr. Shawn Erickson in consideration for services rendered to the Company, which were valued at $600. At the time of the issuance, the Board valued the transaction at the fair value of the services rendered, which amounted to $600. On the transaction date, the Company's stock had no reliable fair value. The sum of $600 is included in the accompanying financial statements as stock-based compensation expense. These shares are restricted securities and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

Since the date of incorporation, Mr. Shawn Erickson has incurred expenses related to and on behalf of Bangla. To March 31, 2004, these sums, which total $4,359, have been recorded as equity contributed by Mr. Shawn Erickson as Paid in Capital.

On January 21, 2003, Mr. Shawn Erickson entered into share purchase agreements with Mr. Granados and Mr. Christian whereby he transferred 1,500,000 shares of his common stock in the Company to each of them at $0.0001 per common share for total proceeds to Mr. Shawn Erickson of $300.00.

Three of the forty residential properties under Management by us are owned by Mr. Shawn Erickson, the President, CEO, Director and controlling shareholder of Bangla. Despite the fact that these agreements were not negotiated at arm's length, the basic form of the agreements are identical to that of the Property Management Agreements relating to the properties managed by us that were negotiated at arm's length with unaffiliated persons. Further, we receive the identical management fee (i.e., $50.00 per month) for the management services performed for the properties owned by Mr. Erickson as we receive from unaffiliated owners of properties under management by us.

The President, Mr. Shawn Erickson, provided office space to the Company at no charge for all periods presented. The office space was valued at $100.00 per month and is included in the accompanying financial statements as rent expense with a corresponding credit to accounts payable. The General Manager, Rory Erickson, provided storage space to the Company at no charge from January 1, 2002 to the present. The storage space is valued at $50.00 per month and is included in the accompanying financial statements as rent expense with a corresponding credit to accounts payable. Effective April 1, 2004, Mr. Rory Erickson will maintain the office space in Regina, Saskatchewan.

Mr. Rory Erickson was hired as General Manager on January 1, 2002 for an indefinite period of time. Mr. Rory Erickson intends to devote approximately 50% of his time to the company until such time as more time is required of him. Since inception to March 31, 2004, Mr. Rory Erickson has received $4,100 in salary.

Mr. Shawn Erickson has received no monetary fees for his services, but did receive a one-time stock based compensation payment of $600 during fiscal 2002.








--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 8

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


ITEM 7. FINANCIAL STATEMENTS.
-----------------------------


                          INDEX TO FINANCIAL STATEMENTS





                        BANGLA PROPERTY MANAGEMENT, INC.

                              FINANCIAL STATEMENTS

                                      with

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                 March 31, 2004



                                                                    Page
                                                                    ----

Report of Independent Registered Public Accounting Firm             F-2

Financial Statements:

     Balance Sheets                                                 F-3

     Statements of Operations                                       F-4

     Statement of Stockholders' Equity                              F-5

     Statements of Cash Flows                                       F-6

     Notes to Financial Statements                              F-7 to F-12

--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 9

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------



Board of Directors
Bangla Property Management, Inc.

     We have audited the accompanying balance sheets of Bangla Property Management, Inc. as of March 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bangla Property Management, Inc. as of March 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has limited working capital and continued operating losses, which raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
June 28, 2004

--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 10

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                                 Balance Sheets
                                 --------------

                                     ASSETS
                                                           March 31,           March 31,
                                                           2004                2003
                                                           ----------------    ----------------

CURRENT ASSETS
   Cash                                                    $        14,239     $        10,342
   Accounts receivable                                               2,050                 150
                                                           ----------------    ----------------
         Total current assets                                       16,289              10,492

PROPERTY AND EQUIPMENT
   Maintenance equipment, net of $172 and $86
      accumulated depreciation                                         258                 344
                                                           ----------------    ----------------
         Total property and equipment                                  258                 344

            Total assets                                   $        16,547     $        10,836
                                                           ================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  8,931                  --
   Accounts payable, related parties                                 1,000               2,067
                                                           ----------------    ----------------
         Total current liabilities                                   9,931               2,067

SHAREHOLDERS' EQUITY
   Common shares, 100,000,000 shares of no par
      value authorized, 7,325,000 shares
      issued and outstanding                                        30,525              16,166
   Accumulated deficit in the development stage                    (23,909)             (7,397)
                                                           ----------------    ----------------
         Total shareholders' equity                                  6,616               8,769

            Total liabilities and shareholders' equity     $        16,547     $        10,836
                                                           ================    ================


















              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 11

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                            Statements of Operations
                            ------------------------


                                           Year                Year
                                           Ending              Ending
                                           March 31,           March 31,
                                           2004                2003
                                           ----------------    ----------------

REVENUES:

Property management fees                   $        23,065     $         8,250

EXPENSES:
   Salaries                                          1,800               2,100
   Professional fees                                29,579               7,934
   Rent                                              1,900               1,650
   Depreciation                                         86                  86
   Advertising                                          --                  --
   Other administrative expenses                     6,018               3,564
                                           ----------------    ----------------
         Total expenses                             39,383              15,333
                                           ----------------    ----------------

Net (loss) from operations                         (16,318)             (7,084)

Interest expense                                      (194)                (56)

Net (loss)                                 $       (16,512)    $        (7,140)
                                           ================    ================

Net (loss) per common share                $             *     $             *
                                           ================    ================

Weighted average shares outstanding              7,325,000           6,305,769
                                           ================    ================

* Less than $0.01 per share



















              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 12

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                      (i) Statement of Shareholders' Equity
                      -------------------------------------

                             Common         Common         Accumulated    Shareholders'
                             Shares         Stock          (Deficit)      Equity
                             ------------   ------------   ------------   -------------

Balance March 31, 2002         6,000,000    $     2,916    $      (257)   $      2,659

Common stock issued for
  cash, January 2003           1,380,000         13,250             --          13,250

Net loss for the year
  ending March 31, 2003               --             --         (7,140)         (7,140)
                             ------------   ------------   ------------   -------------

Balance March 31, 2003         7,380,000    $    16,166    $    (7,397)   $      8,769
                             ------------   ------------   ------------   -------------

Capital contributions by
  shareholders                        --         14,359             --          14,359

Net loss for the year
  ending March 31, 2004               --             --        (16,512)        (16,512)
                             ------------   ------------   ------------   -------------

Balance March 31, 2004         7,380,000    $    30,525    $   (23,909)   $      6,616
                             ============   ============   ============   =============




























              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 13

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                            Statements of Cash Flows
                            ------------------------


                                                             Year                Year
                                                             Ending              Ending
                                                             March 31,           March 31,
                                                             2004                2003
                                                             ----------------    ----------------

Cash flows from operating activities:
   Net (loss)                                                $       (16,512)    $        (7,140)
   Reconciling adjustments -
      Depreciation                                                        86                  86
      Common stock issued for services                                    --                  --
      Accounts payable assumed by
         shareholder                                                      --                  --
      Changes in operating assets:
         Accounts receivable                                          (1,900)               (150)
         Accounts payable                                             12,223               2,066
                                                             ----------------    ----------------
Net cash provided by operating activities                             (6,103)             (5,138)

Cash flows from investing activities:
   Purchase of equipment                                                  --                  --
                                                             ----------------    ----------------
Net cash (used) by investing activities                                   --                  --

Cash flows from financing activities:
   Sales of common stock                                                  --              13,250
   Loans from shareholder                                             10,000                  --
                                                             ----------------    ----------------
Net cash provided by financing activities                             10,000              13,250
                                                             ----------------    ----------------

Net increase in cash                                                   3,897               8,112

Cash, beginning of period                                             10,342               2,230
                                                             ----------------    ----------------

Cash, end of period                                          $        14,239     $        10,342
                                                             ================    ================


Supplementary disclosure of cash flow information:
   Cash paid during period for interest                                   --                  --
   Cash paid during period for income taxes                               --                  --
                                                             ================    ================

Supplemental disclosure of noncash investing and
financing activities:
   Loans and accounts payable contributed by shareholder              14,359                  --









              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 14

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                          Notes to Financial Statements
                          -----------------------------

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

This summary of significant accounting policies of Bangla Property Management, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

Organization and Description of Business
----------------------------------------

The Company was incorporated in the State of Colorado on June 15, 2001.

The Company is in the property management business. The Company currently offers the following general areas of service to existing and potential customers: new tenant placement services, month-to-month tenant management services for existing tenants, re-lease arrangements for existing tenants, tenant fee collection and eviction service, and exterior maintenance.

To date, the Company's revenue has resulted from the management of residential properties. The properties currently being managed are located in Saskatchewan, Canada.

Revenue Recognition
-------------------

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

The Company's revenues are derived principally from management fees, collection fees, and other related charges. Revenue is recognized when services have been performed and billed.

Use of Estimates
----------------

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.

--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 15

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                          Notes to Financial Statements
                          -----------------------------

Estimated Fair Value of Financial Instruments
---------------------------------------------

The carrying value of accounts payable, and other financial instruments reflected in the financial statement approximates fair value due to the short-term maturity of the instruments.

Comprehensive Income
--------------------

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The company currently has no components of comprehensive income other than net income (loss).

Income Taxes
------------

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Valuation of Long-Lived Assets
------------------------------

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Start-up Costs
--------------

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

Other
-----

The Company's fiscal year end is March 31.

The Company paid no dividends during the periods presented.

--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 16

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                          Notes to Financial Statements
                          -----------------------------

Certain comparative figures have been reclassified to conform to the current year presentation. In prior years, the company presented it financial statements as a development stage enterprise.

The Company consists of one reportable business segment.

All revenue reported is from external customers in Canada. All of the Company's assets are located in the United States, except for its' property and equipment, which is located in Canada.

The majority of the company's cash flows (revenues and expenses) are in United States Dollars. Accordingly, the company's functional currency is the United States Dollar.


Note 2 - Basis of Presentation - Going Concern
----------------------------------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has insufficient working capital and continued operating losses, and therefore may be forced to discontinue operations. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management plans to raise additional capital to complete its business plan.


Note 3 - Recent Accounting Pronouncements
-----------------------------------------

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." It requires existing unconsolidated variable interest entities (VIE's) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. It applies immediately to VIE's created after January 31, 2003 and to VIE's in which an enterprise holds a variable interest that was acquired before February 1, 2003, the Interpretation applies for periods beginning after June 15, 2003. In December 2003, the FASB reissued Interpretation No. 46 with certain modifications and clarifications for certain VIE's. The Company has no unconsolidated VIE's and therefore its financial statements are in compliance with the requirements of Interpretation No. 46.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain

--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 17

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                          Notes to Financial Statements
                          -----------------------------

financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.


Note 4 - Property and Equipment
-------------------------------

Components of property and equipment consist of:

                                                                         Depreciation
                                                                             Rate
                                        Accumulated         Net              and
                           Cost        Depreciation       Amount            Method
                       -------------   -------------   -------------   ----------------
Year ending
  March 31, 2004 -
   Maintenance                                                            Straight Line
     equipment         $        430    $        172    $        258         5 Years
Year ending
  March 31, 2003 -
   Maintenance                                                            Straight Line
     equipment         $        430    $         86    $        344         5 Years

Depreciation has been provided in amounts sufficient to recover asset costs over their estimated useful lives. All components of property and equipment are being depreciated or amortized.


Note 5 - Equity
---------------

The Company issued 6,000,000 shares of its common stock during July 2001 to its sole shareholder for management services. Additional paid-in capital totaling $2,316 has been contributed, consisting of $500 in cash, the payment of incorporation costs of $766, and rent expense incurred of $1,050.

In January of 2003, the company sold 1,380,000 shares of common stock in a private offering for $13,800.

As described in notes 8 and 9, during the year ended March 31, 2004, shareholders contributed additional paid-in capital totaling $14,359.


Note 6 - Income Taxes
---------------------

The Company is subject to US and Canadian federal income taxes. The Company has had no income, and therefore has paid no income tax

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's

--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 18

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                          Notes to Financial Statements
                          -----------------------------

deferred tax assets consist entirely of the benefit from net operating loss carryforwards. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards. Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                            Estimated
                 Estimated                     Tax
                    NOL           NOL        Benefit        Valuation        Net Tax
Year Ending     Carryforward    Expires     from NOL        Allowance        Benefit
-----------   ---------------   -------   -------------   -------------   -------------
   2002       $         250       2022    $         95    $        (95)   $         --
   2003               7,500       2023           2,850          (2,850)             --
   2003              16,500       2024           6,720          (6,720)             --
              ---------------   -------   -------------   -------------   -------------
   Total      $      24,250               $      9,215    $     (9,215)   $         --
              ===============   =======   =============   =============   =============

Taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:


   Canadian and US Federal income taxes at statutory rate             38%
   Valuation allowance                                               (38%)
                                                                   ----------
   Actual income tax rate                                             --
                                                                   ==========


Note 7 - Commitments and Contingencies (Related parties)
--------------------------------------------------------

The Company has entered into two office rental agreements for renting office space in California commencing July 1, 2001 through June 30, 2005 from its President for $100 per month and from January 1, 2002 through June 30, 2005 in Canada for $50 per month from the President's brother. The rental agreements are subject to early termination by the Company provided notice and required rental payments are made.

Future base rent commitments during the years ended March 31 under these lease agreements are summarized as follows:

                               2004         1,800
                               2005           450


Note 8 - Related Party Tansactions
----------------------------------

The Company has property management contracts with its president for three properties. Income from these contracts was $1,800 for the year ended March 31, 2004, for which there is no amount due at March 31, 2004 and March 31, 2003.

--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 19

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                          Notes to Financial Statements
                          -----------------------------

Accounts payable, related parties, consists of monies advanced to the Company by its President and his brother. The advances have no specific payment terms, and interest is accrued at 5%pa. On March 31, 2004, the President and his brother were owed $5,359. The President and his brother agreed to forgive $4,359 of the debt, and this amount has been recorded as contributed capital to the Company.


Note 9 - Line of Credit
-----------------------

On March 1, 2003, the Company entered into a Loan Facility Agreement with White Sands, Inc., a Nevis corporation of which the Company's president is the beneficial owner. The Loan Facility Agreement established a $50,000 unsecured line of credit from which the Company may borrow up to $50,000 upon seven days written notice to White Sands, Inc. All sums drawn down, if any, will accrue interest of 8% per annum and all amounts owing plus interest accrued are payable on demand by White Sands, Inc. upon 30 days written notice to the Company.

On October 17, 2003, the Company borrowed $10,000 under the line of credit. On March 31, 2004, White Sands, Inc. agreed to forgive the loan and all accrued interest. The amount due, including accrued interest, has been recorded as contributed capital to the Company.

--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 20

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Report.


ITEM 8A. CONTROLS AND PROCEDURES.
---------------------------------

Critical Accounting Policies
----------------------------

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas where significant estimates have been applied include the valuation of assets and revenue recognition. Actual results could differ from those estimates.

The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our financial statements. The SEC considers an entity's most critical accounting policies to be those policies that are both most important to the portrayal of a company's financial condition and results of operations, and those that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our financial statements:

     o Property and Equipment are amortized over their estimated useful lives. The carrying values of Property and Equipment are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.
     o    Revenue is recognized at the time of billing for completed services.

Recent Accounting Pronouncements
--------------------------------

The following is disclosure regarding recent accounting pronouncements and their effect or potential effect on the Company's financial statements.

The Company adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

The Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income". FAS No.130 requires that the components and total amounts of comprehensive income be displayed in the financial statements. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The Company's components of comprehensive income (loss) consist of a net loss.

In December 1999, The United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC amended SAB 101 to require companies with fiscal years beginning after December 15, 1999 to implement the provisions of SAB 101 no later than the fourth fiscal quarter. The Company adopted the provisions of SAB 101 at its inception. The Company does not believe that the adoption has any material effect on its financial statements.







--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 21

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


PART III
--------


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT.
---------------------------------------

The following table sets forth certain information regarding the executive officers and directors of Bangla Property Management, Inc. as of June 27, 2004.

Name                        Age                Title                 Term of
----                      -------   ----------------------------     -------
Shawn Erickson               44     President, Chief                 1 Year
Regina, Saskatchewan                Executive Officer,
                                    Chair of the Board,
                                    Secretary, Treasurer,
                                    Principal Financial Officer,
                                    Principal Accounting Officer

Edward Granados              53     Director                         1 Year
Woodside, California


Mark Christian               52     Director                         1 Year
San Carlos, California

Rory Erickson                46     General Manager                  N/A
Regina, Saskatchewan

Shawn Erickson
--------------
Mr. Erickson has over 10 years of residential property ownership and management experience. Since 1976, Mr. Erickson has been employed by Otis Elevator. He is an elevator mechanic and holds a Journeyman Certificate in elevator mechanics. Commencing in 1999, Mr. Erickson has owned numerous residential revenue properties and successfully provided property management services for each of these properties as well as for several properties that he did not personally own. Mr. Erickson has entered into three Property Management Agreements with the company in respect of properties owned by him which ownership was disclosed to the company. Although these agreements are considered to be related party transaction by the company, the terms of the agreement are identical in all respect to those negotiated with third party property owners. The company does not perceive any conflicts of interest in respect of these properties or with the relationship with Mr. Erickson.

Mr. Erickson was appointed to the position of Director on June 15, 2001 to serve until his successor has been elected and qualifies. Mr. Erickson intends to devote approximately 25% of his time to the company until such time as more time is required of him.

Edward Granados
---------------
Mr. Granados has a long history in the elevator trade. Most recently, since 1994, he has been employed by Otis Elevator as a service representative. From 1984 to 1994, Mr. Granados was employed by Stanford University as Superintendent, Facilities Management. Mr. Granados completed two years Electronics Technology, a one-year welding certificate and a 4 year course in elevator contractors education.

Mr. Granados was appointed to the position of Director on August 1, 2001 to serve until his successor has been elected and qualifies. Mr. Granados intends to devote approximately 10% of his time to the company until such time as more time is required of him.

Mark Christian
--------------
For the last 15 years, Mr. Christian has owned, maintained and managed residential real estate. In this regard, he has been self-employed. In this capacity, he has owned and managed a 12 suite apartment building in Southern


--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 22

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


California for 18 years. This investment has been disclosed to the Board of Directors and no conflict of interest is perceived at this time. Mr. Christian started in the elevator business in 1970 working for Westinghouse Elevator and Armor Elevator. For the past 19 years, Mr. Christian has been employed full time with Otis Elevator in California. Mr. Christian took general studies at Rio Hondo College in Whittier, California and took numerous electronics courses at the College of San Mateo in San Mateo, California.

Mr. Christian was appointed to the position of Director on August 1, 2001 to serve until his Successor has been elected and qualifies. Mr. Christian intends to devote approximately 10% of his time to the company until such time as more time is required of him.

Rory Erickson
-------------
Mr. Erickson is currently and has been continuously employed by Inter Provincial Pipe and Steel, Inc. ("IPSCO") as a supervisor of the Rolling Mill since 1976. IPSCO is a steel manufacturer located in Regina, Saskatchewan, Canada. Rory Erickson has no formal education beyond receiving his grade 12. Mr. Erickson works on a "shiftwork" basis with IPSCO which permits him to have sufficient time to dedicate to Bangla Property Management, Inc.

Mr. Rory Erickson was hired as General Manager on January 1, 2002 for an indefinite period of time. Mr. Erickson intends to devote approximately 50% of his time to the company until such time as more time is required of him.


ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------

The following table sets forth the salaries and directors' fees paid to our executives on an annual basis.

                          Directors'           Stock based
Person                     Position               Salary             fees          Compensation         Total
------------------   ---------------------   ----------------  ----------------  ----------------  ----------------
                                                2003    2004      2003    2004      2003    2004      2003    2004
                                                ----    ----      ----    ----      ----    ----      ----    ----

Shawn Erickson       President, Chief          $0.00   $0.00     $0.00   $0.00     $0.00   $0.00     $0.00   $0.00
                     Executive Officer,
                     Treasurer, Secretary,
                     Principal Financial
                     Officer, Principal
                     Accounting Officer
                     and Director

Edward Granados      Director,                 $0.00   $0.00     $0.00   $0.00     $0.00   $0.00     $0.00   $0.00

Mark Christian       Director                  $0.00   $0.00     $0.00   $0.00     $0.00   $0.00     $0.00   $0.00

Rory Erickson        General Manager          $2,100  $1,800     $0.00   $0.00     $0.00   $0.00    $2,100  $1,800

We currently have three directors, Shawn Erickson, Edward Granados and Mark Christian.

Mr. Erickson received 6,000,000 of our common shares as compensation for services rendered to us up to June 30, 2001 which were valued at $600. This was a one-time payment.

On January 21, 2003, Mr. Shawn Erickson entered into share purchase agreements with Mr. Granados and Mr. Christian whereby he transferred 1,500,000 shares of his common stock in the Company to each of them at $0.0001 per common share for total proceeds to Mr. Shawn Erickson of $300.00.

As of March 30, 2004, there are no arrangements, standard or otherwise, with any director or officer wherein the director or officer is compensated other than as stated above.


--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 23

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


We intend to do one, or a combination of the following, to compensate our employees, officers and directors so that they are retained and so that we can attract qualified personnel as we deem appropriate.

Develop a stock option plan and have our employees, officers and directors opt in to the plan at their choosing; and/or Issue shares to our employees, officers and directors.

We do not have an audit committee, nor do we have a compensation committee.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS.
----------------------------

The following table sets forth, as of March 11, 2004, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

                           AMOUNT AND NATURE            PERCENT OF
                           OF BENEFICIAL SHARES         OUTSTANDING
         NAME              OWNED                        OWNERSHIP
----------------------     ------------------------     -----------
Shawn Erickson(1)          3,000,000 common shares          42%
Edward Granados            1,500,000                        21%
Mark Christian             1,500,000                        21%
Rory Erickson              Nil                               0%
Total                      6,000,000                        84%
----------------------
Shawn Erickson, of Regina, Saskatchewan, our officer and director owns these 3,000,000 common shares through White Sands, Inc., a Nevis corporation, of which he is the beneficial owner.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties. To date, several related party transactions have taken place.

On July 1, 2001, we issued 6,000,000 common voting shares of the common stock at $0.0001 per share to Mr. Shawn Erickson in consideration for services rendered to the Company, which were valued at $600. At the time of the issuance, the Board valued the transaction at the fair value of the services rendered, which amounted to $600. On the transaction date, the Company's stock had no reliable fair value. The sum of $600 is included in the accompanying financial statements as stock-based compensation expense. These shares are restricted securities and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

Since the date of incorporation, Mr. Erickson has incurred expenses related to and on behalf of Bangla. To March 31, 2004, these sums, which total $4,359, have been recorded as equity contributed by Mr. Shawn Erickson as Paid in Capital.

On January 21, 2003, Mr. Erickson entered into share purchase agreements with Mr. Granados and Mr. Christian whereby he transferred 1,500,000 shares of his common stock in the Company to each of them at $0.0001 per common share for total proceeds to Mr. Erickson of $300.00.

Three of the forty residential properties under Management by us are owned by Mr. Erickson, the President, CEO, Director and controlling shareholder of Bangla. Despite the fact that these agreements were not negotiated at arm's length, the basic form of the agreements are identical to that of the Property Management Agreements relating to the properties managed by us that were negotiated at arm's length with unaffiliated persons. Further, we receive the identical management fee (i.e., $50.00 per month) for the management services performed for the properties owned by Mr. Erickson as we receive from unaffiliated owners of properties under management by us.


--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 24

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


The President, Mr. Shawn Erickson, provided office space to the Company at no charge for all periods presented. The office space was valued at $100.00 per month and is included in the accompanying financial statements as rent expense with a corresponding credit to accounts payable. The General Manager, Rory Erickson, provided storage space to the Company at no charge from January 1, 2002 to the present. The storage space is valued at $50.00 per month and is included in the accompanying financial statements as rent expense with a corresponding credit to accounts payable. Effective April 1, 2004, Mr. Rory Erickson will provide both office and storage spaces in Regina, Saskatchewan.

Mr. Erickson was hired as General Manager on January 1, 2002 for an indefinite period of time. Mr. Erickson intends to devote approximately 50% of his time to the company until such time as more time is required of him. Since inception to March 31, 2004, Mr. Rory Erickson has received $4,100 in salary.

Mr. Shawn Erickson has received no monetary fees for his services, but did receive a one-time stock based compensation payment of $600 during fiscal 2002.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

EXHIBITS
--------

(a)  Audited Financial Statements (included in Part 11 of this Report):

     Auditor's Report

     Balance Sheet - March 31, 2003

     Statements of  Operations and Deficit - March 31, 2003

     Statements of Cash Flows - March 31, 2003

     Statement of Stockholders' Equity - March 31, 2003

     Notes to Financial Statements - March 31, 2003

(b)  Reports on Form 8-K

     None.

(c)  Exhibit 14.1 - Company Code of Ethics
     Exhibits 31.1 and 32.1 - Certification


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
------------------------------------------------

Although our audit fees may increase because we are a reporting company and filing the requisite quarterly and annual reports with the Securities and Exchange Commission, many of these same expenses have been incurred to date due to our SB2 registration initiative, and during the last fiscal year we have had two full audits performed whereas only one would be done in a typical year. However, we are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the recently enacted Sarbanes-Oxley Act. We are also optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base.

The company's accountant is hired on a contract basis to prepare the monthly, quarterly and year-end statements. The accountant is paid an hourly fee of $150.00 Canadian or approximately $111.00 US at the conversion rate on June 27, 2004.

The auditor's fee for fiscal 2004 is $15,583.08 and the total audit invoices expenses in fiscal 2003 is $3,850.00



--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 25

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bangla Property Management, Inc.
--------------------------------
(Registrant)


By /s/ Shawn Erickson, President, Chief Executive Officer, Chief Financial
       Officer and Director
   -----------------------------------------------------------------------
  (Signature and Title)*


Date  June 28, 2004
     ---------------------------








































--------------------------------------------------------------------------------
10KSB-Period Ending March 31, 2004   Bangla Property Management, Inc.    Page 26