Form 10QSB
period 2004-06-30
BANGLA PROPERTY MANAGEMENT INC
filed 2004-08-16
CIK 1174741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   -----------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: June 30, 2004
                                     -------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                 to
                                    ---------------    ----------------

                       Commission file number: 333-105903
                                               ----------

                        Bangla Property Management, Inc.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

             Colorado                                            84-1595829
             --------                                            ----------
   (State or other jurisdiction                                 (IRS Employer
 of incorporation or organization)                           Identification No.)

            3540 Albert Street, Regina, Saskatchewan, Canada S4S 3P5
            --------------------------------------------------------
                    (Address of principal executive offices)

                            Telephone (306) 586-6643
                            ------------------------
                           (Issuer's telephone number)

                                      None
                                      ----
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   [X] Yes   [_] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   [_] Yes   [_] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the  latest  practicable  date:   Transitional  Small  Business
Disclosure Format (Check one):   [_] Yes   [X] No

     As of July 30, 2004, the Registrant had 7,325,000 shares of Common Stock issued and outstanding


SEC 2334 (1-04)) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                                TABLE OF CONTENTS
                                -----------------




PART I-- FINANCIAL INFORMATION................................................1

   ITEM 1. FINANCIAL STATEMENTS...............................................1
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........9
   ITEM 3. CONTROLS AND PROCEDURES...........................................12

PART II-- OTHER INFORMATION..................................................13

   ITEM 1. LEGAL PROCEEDINGS.................................................13
   ITEM 2. CHANGES IN SECURITIES.............................................13
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................13
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............14
   ITEM 5. OTHER INFORMATION.................................................14
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................14
   EXHIBIT 31.1 - CERTIFICATIONS.............................................15
   EXHIBIT 32.1 - CERTIFICATIONS.............................................16





































--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page i

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


PART I -- FINANCIAL INFORMATION
-------------------------------

ITEM 1. FINANCIAL STATEMENTS.
-----------------------------


                          INDEX TO FINANCIAL STATEMENTS




                        BANGLA PROPERTY MANAGEMENT, INC.

                              FINANCIAL STATEMENTS


                                  June 30, 2004




                                                                         Page
                                                                         ----


Financial Statements:

     Balance Sheets                                                      F-2

     Statements of Operations                                            F-3

     Statement of Stockholders' Equity                                   F-4

     Statements of Cash Flows                                            F-5

     Notes to Financial Statements                                    F-6 to F-8



















--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 1

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                                 Balance Sheets
                                 --------------

                                     ASSETS

                                                         June 30,           March 31,
                                                           2003                2003
                                                       (unaudited)           (Note 1)
                                                     ----------------    ----------------
CURRENT ASSETS
   Cash                                              $        15,685     $        14,239
   Accounts receivable                                         2,050               2,050
Due from Director                                              1,166                  --
                                                     ----------------    ----------------
      Total current assets                                    18,901              10,492

PROPERTY AND EQUIPMENT
   Maintenance equipment, net of $172 and $86
      accumulated depreciation                                   236                 258
                                                     ----------------    ----------------
      Total property and equipment                               258                 344

      Total assets                                   $        19,137     $        16,547
                                                     ================    ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                           10,298               8,931
   Accounts payable, related parties                             600               1,000
                                                     ----------------    ----------------
       Total current liabilities                              10,898               9,931

SHAREHOLDERS' EQUITY
   Common shares, 100,000,000 shares of no par
      value authorized, 7,325,000
      shares issued and outstanding                           30,525              30,525
   Accumulated deficit in the development stage              (22,286)            (23,909)
                                                     ----------------    ----------------
      Total shareholders' equity                               8,239               6,616

      Total liabilities and shareholders' equity     $        19,137     $        16,547
                                                     ================    ================










              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 2

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                            Statements of Operations
                            ------------------------
                                   (Unaudited)


                                               3 Months            3 Months
                                                Ending              Ending
                                               June 30,            June 30,
                                                 2004                2003
                                           ----------------    ----------------
REVENUES:

Property management fees                   $         7,662     $         2,049

EXPENSES:
   Salaries                                            450                 450
   Professional fees                                 4,300              10,089
   Rent                                                150                 550
   Depreciation                                         22                  22
   Other administrative expenses                     1,117               2,360
                                           ----------------    ----------------
      Total expenses                                  6039              13,471
                                           ----------------    ----------------

Net income (loss) from operations                    1,623             (11,442)

Interest expense                                        --                 (39)

Net income (loss)                          $         1,623     $       (11,461)
                                           ================    ================

Net (loss) per common share                $             *     $             *
                                           ================    ================

Weighted average shares outstanding              7,325,000           7,325,000
                                           ================    ================

* Less than $0.01 per share















              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 3

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                        Statement of Shareholders' Equity
                        ---------------------------------
                                   (Unaudited)

                                  Common         Common      Accumulated    Shareholders'
                                  Shares         Stock        (Deficit)        Equity
                               ------------   ------------   ------------   -------------

Balance March 31, 2003           7,325,000    $    16,166    $    (7,397)   $      8,769

Capital contributions by
  shareholders                          --         14,359             --          14,359

Net loss for the year
  ending March 31, 2004                 --             --        (16,512)        (16,512)
                               ------------   ------------   ------------   -------------

Balance March 31, 2004           7,325,000    $    30,525    $   (23,909)   $      6,616
                               ------------   ------------   ------------   -------------


Net income (loss) for the
period ended June 30, 2004              --             --          1,623           1,623
                               ------------   ------------   ------------   -------------

Balance June 30, 2004            7,325,000    $    30,525    $    22,286    $      8,239
                               ============   ============   ============   =============
























              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 4

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                            Statements of Cash Flows
                            ------------------------
                                   (Unaudited)


                                                      3 Months            3 Months
                                                       Ending              Ending
                                                      June 30,            June 30,
                                                        2004                2003
                                                  ----------------    ----------------

Cash flows from operating activities:
   Net income (loss)                              $         1,623     $       (11,461)
   Reconciling adjustments -
     Depreciation                                              22                  22
     Common stock issued for services                          --                  --
     Accounts payable assumed by
       shareholder                                             --                  --
   Changes in operating assets:
     Accounts receivable                                       --                (150)
     Due from director                                     (1,166)                 --

     Accounts payable                                         967               4,292
                                                  ----------------    ----------------
Net cash provided by operating activities                   1,446              (6,997)

                                                  ----------------    ----------------

Net increase in cash                                        1,446              (6,997)

Cash, beginning of period                                  14,239              10,342
                                                  ----------------    ----------------

Cash, end of period                               $        15,685     $         3,345
                                                  ================    ================


Supplementary disclosure of cash flow information:
   Cash paid during period for interest                        --                  --
   Cash paid during period for income
     taxes                                                     --                  --
                                                  ================    ================










              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 5

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                     Notes to Unaudited Financial Statements
                     ---------------------------------------


Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

The accompanying consolidated financial statements included herein have been prepared by Bangla Property Management, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the March 31, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect dependent upon facts that will exist, and procedures that will be accomplished by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included.

Amounts shown for March 31, 2004 were taken from the audited financial statements of those dates.


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


Note 3 - Property and Equipment
-------------------------------

Components of property and equipment consist of:

                                                                    Depreciation
                                                                        Rate
                                       Accumulated        Net           and
                            Cost       Depreciation      Amount        Method
                          --------   ---------------   ----------   ------------
Period ending
  June 30, 2004 -
   Maintenance                                                     Straight Line
     equipment            $   430      $        194    $     236      5 Years

Depreciation has been provided in amounts sufficient to recover asset costs over their estimated useful lives. All components of property and equipment are being depreciated or amortized.

--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 6

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                     Notes to Unaudited Financial Statements
                     ---------------------------------------


Note 4 - Equity
---------------

The Company issued 6,000,000 shares of its common stock during July 2001 to its sole shareholder for management services. Additional paid-in capital totalling $2,316 has been contributed, consisting of $500 in cash, the payment of incorporation costs of $766, and rent expense incurred of $1,050.

In January of 2003, the company sold 1,325,000 shares of common stock in a private offering for $13,250.

During the year ended March 31, 2004, additional paid-in capital totalling $14,359 has been contributed, consisting of $10,309 in cash, and $4,050 rent expense incurred.


Note 5 - Income Taxes
---------------------

The Company is subject to US and Canadian federal income taxes. The Company has had no income, and therefore has paid no income tax

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss carryforwards. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards. Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                    Estimated
                                      Tax
          Estimated                  Benefit
 Year        NOL           NOL        from        Valuation    Net Tax
Ending   Carryforward    Expires       NOL       Allowance     Benefit
------   ------------   ---------   ---------   -----------   ---------

 2002    $       250       2022     $      95   $      (95)   $    --
 2003          7,500       2023         2,850       (2,850)        --
 2004         16,500       2024         6,270       (6,270)        --
         ------------   ---------   ---------   -----------   ---------
 Total   $    24,250                $   9,215   $   (9,215)   $    --
         ============   =========   =========   ===========   =========

Taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

     Canadian and US Federal income taxes at statutory rate             38%
     Valuation allowance                                               (38%)
                                                                    -----------
     Actual income tax rate                                             --
                                                                    ===========

--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 7

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                     Notes to Unaudited Financial Statements
                     ---------------------------------------


Note 6 - Commitments and Contingencies (Related parties)
--------------------------------------------------------

The Company has entered into two office rental agreements for renting office space in California commencing July 1, 2001 through June 30, 2005 from its President for $100 per month and from January 1, 2002 through June 30, 2005 in Canada for $50 per month from the President's brother. The office rental agreement with the President was terminated March 31, 2004. The remaining rental agreement is subject to early termination by the Company provided notice and required rental payments are made.

Future base rent commitments during the years ended March 31 under these lease agreements is summarized as follows:

                    2004               $1,800
                    2005               $  600


Note 7 - Related Party Transactions
-----------------------------------

The Company has property management contracts with its president for three properties. Income from these contracts was $1,800 for the year ended March 31, 2004, for which there is no amount due at June 30, 2004 and March 31, 2004.

For the period ended June 30, 2004, the Company loaned the President $1,166. The loan is non-interest bearing and has no terms of repayment.

For the period ended June 30, 2004, included in accounts payable, related parties, consists of $600 owing to the Presidents brother for rent and wages.

During the year ended March 31, 2004, included in accounts payable, related parties, consists of monies advanced to the Company by its President and his brother, and amounts owing for rent. The advances had no specific payment terms, and interest was accrued at 5%pa. On March 31, 2004, the President and his brother were owed $5,359. The President and his brother agreed to forgive $4,359 of the debt, and this amount has been recorded as contributed capital to the Company.


Note 8 - Line of Credit
-----------------------

On March 1, 2003, the Company entered into a Loan Facility Agreement with White Sands, Inc., a Nevis corporation of which the Company's president is the beneficial owner. The Loan Facility Agreement established a $50,000 unsecured line of credit from which the Company may borrow up to $50,000 upon seven days written notice to White Sands, Inc. All sums drawn down were to accrue interest of 8% per annum and all amounts are payable on demand by White Sands, Inc. upon 30 days written notice to the Company.

On October 17, 2003, the Company borrowed $10,000 from White Sands, Inc. On March 31, 2004, White Sands, Inc. agreed to forgive the loan and all accrued interest. The $10,000 has been recorded as contributed capital to the Company.

--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 8

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
------------------------------------------------------------------

Overview
--------

We have received a going concern opinion from our auditors because we have not generated sufficient revenues since our inception to cover our expenses and are therefore sustaining losses. Our revenues began on November 1, 2001. Our deficit as of our year ended on March 31, 2004 was $(23,909) and as of June 30, 2004, the accumulated deficit was $(22,286). During the three months ended June 30, 2004, the deficit decreased by $1,623. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

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

Our operating expenses are classified into six categories:

     o    Salaries
     o    Professional Fees
     o    Rent
     o    Depreciation
     o    Advertising
     o    Other Administrative Expenses

Salaries consist of fees paid to employees, directors and consultants either by way of money and or stock compensation. Fees of $450 were paid to one contract employee for the period ended June 30, 2004 and $450 for the period ended June 30, 2003 respectively. No fees are currently being paid to any management or board members.

Professional Fees consist primarily of our contracted accounting, audit fees and legal fees. These amounted to $4,300 for the period ended June 30, 2004 and $10,089 for the period ended June 30, 2003. The decrease in professional fees period over period is attributable primarily to fees in the prior year for our interim and year end audit and auditor reviews of our quarterly financial statements. Additionally, we have incurred accounting and audit fees for preparation and review of our SB2 filings with the Securities & Exchange Commission (SEC).

Rent refers to rent paid or booked as being due in respect of the office space provided to us by Mr. Shawn Erickson and the storage space provided to us by Mr. Rory Erickson, the total amount of these amounted to $150 for the period ended June 30, 2004. This compares with $550 for the period ended June 30, 2003. The comparative decrease in Rent between the two periods is a result of the termination of the office rental agreement with the Mr. Shawn Erickson, one time rental adjustment charge of $100 in the prior year.

Depreciation has been provided in amounts sufficient to recover asset costs over their estimated useful lives. The equipment used in operations is being depreciated in a Straight Line method over five years. Our equipment has been depreciated by a total of $22 for the period ended June 30, 2004, and $22 for the same period during 2003.

Advertising refers to amounts expended by us on behalf of property owners to advertise their properties for rent in local newspapers. During fiscal 2004 and 2003, we expended nil funds on advertising.

Other Administrative Expenses refers to our office supplies, telephone expenses, bank charges, fees to process and file documents with the SEC, stock transfer fees and corporate filing fees with the State of Colorado. These amounted to $1,117 for the period ended June 30, 2004 and $2,360 for the period ended June 30, 2003 respectively. The relative decrease in 2004 versus 2003 is attributable primarily to the various stages we have completed for our SB2 filing with the SEC. It is anticipated these expenses will decrease on a relative basis if our SB2 becomes effective. Additionally, in 2003, we incurred a large one-time stock transfer expense for securities issued following the 506 offering referenced elsewhere in this document.

Our prospects must be considered highly speculative in light of the risks, expenses and difficulties frequently experienced by companies in early stages of development, particularly companies in rapidly evolving markets like ours.


--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 9

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


Results of Operations
---------------------

Sales improved year over year to $7,662 from $2,049 respectively for the period ended June 30, 2004 versus June 30, 2003. This increase is the result of an ongoing marketing campaign by the President and the General Manager.

We earned $1,623 for the period ended June 30, 2004, compared to $(11,461) for the period ended June 30, 2003. The increase in net income is primarily due to the increase in management fees, and a decrease in professional and administrative fees.

We do not expect our salary expenses to increase next quarter but expect them to remain at the current level.

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

During July 2003, we were successful in increasing our revenue stream by 200% with the addition of 25 new property management contracts which will yield additional revenues of approximately $1,700 per month (Cdn$2,500). Based on this and our ongoing marketing efforts, we hope to increase our revenue streams further in the next twelve months. In addition, during 2003 we raised $13,250 in gross offering proceeds from the recently completed Rule 506 offering.

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


--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 10

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


Our operating activities provided cash resources of $1,446 for the period ended June 30, 2004, compared to $(6,977) for the same period 2003. Increases in accounts payable have been a primary contributor toward meeting our cash flow requirements. Uses of funds have included activities to establish our business, acquire equipment, and the payment of salaries, rents, professional fees and other administrative expenses.

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

As at June 30, 2004 and March 31, 2004, we had cash and cash equivalents of $15,685 and $14,239 respectively. Although we believe we are adequately capitalized, based on the risk factors for a company at our stage of development, we acknowledge we may need to raise additional capital within the next twelve months. As at August 10, 2004, the company had cash on hand of $917.27.

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

The President, Mr. Shawn Erickson, provided office space to the Company up to March 31, 2004, at which time the office rental agreement was terminated. The office space was valued at $100.00 per month and was included in the accompanying financial statements as rent expense in 2003.. The General Manager, Rory Erickson, provided storage space to the Company at no charge from January 1, 2002 to the present. The storage space is valued at $50.00 per month and is included in the accompanying financial statements as rent expense with a corresponding credit to accounts payable. Effective April 1, 2004, Mr. Rory Erickson will maintain the office space in Regina, Saskatchewan.


--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 11

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


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

During the period ended June 30, 2004, the Company loaned Mr. Shawn Erickson $1,166. The loan is non-interest bearing and has no terms of repayment.


ITEM 3. CONTROLS AND PROCEDURES.
--------------------------------

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

Recent Accounting Pronouncements
--------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." The Statement is to be adopted for all business combinations initiated after June 30, 2001. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS No. 142 "Accounting for Goodwill and Intangible Assets." In accordance with certain provisions of the Statement, goodwill acquired after June 30, 2001 is not amortized. All provisions of the Statement are required to be applied in the fiscal year beginning after December 15, 2001. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Company adopted this statement for the year ending December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model, based on the framework established in SFAS 121, for long lived assets to be disposed of by sale. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS 145, which is effective for fiscal years beginning after May 15, 2002,


--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 12

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.


PART II -- OTHER INFORMATION
----------------------------

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

We are not aware of any legal proceedings or pending legal proceedings against us. We may however be involved, from time to time, in various legal proceedings and claims incident to the normal conduct of our business.


ITEM 2. CHANGES IN SECURITIES.
------------------------------

None to report.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None to report.




--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 13

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

None to report.


ITEM 5. OTHER INFORMATION.
--------------------------

None to report.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

(a)  Exhibits
-------------

31.1    Certification of Chief Executive and Chief Financial Officer;
32.1    Certification of Chief Executive and Chief Financial Officer.

(b)  Reports on Form 8-K
------------------------

Report filed August 13, 2004.

SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Bangla Property Management, Inc.
                                        ----------------------------------------
                                        (Registrant)


Date: August 13, 2004                   /s/ Shawn Erickson, President, CEO & CFO
      ------------------------          ----------------------------------------
                                        (Signature)*

*Print the name and title of each signing officer under his signature.























--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 14