Form 10QSB
period 2004-09-30
BANGLA PROPERTY MANAGEMENT INC
filed 2004-11-04
CIK 1174741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2004
                                 ------------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                 to
                               ---------------    ----------------


                       Commission file number: 333-105903
                                               ----------

                        Bangla Property Management, Inc.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                              84-1595829
           --------                                              ----------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

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

     As of September 30, 2004, the Registrant had 7,325,000 shares of Common Stock issued and outstanding

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

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                                TABLE OF CONTENTS
                                -----------------



PART I -- FINANCIAL INFORMATION..............................................1

   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.................................1
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........9
   ITEM 3. CONTROLS AND PROCEDURES..........................................13

PART II -- OTHER INFORMATION................................................15

   ITEM 1. LEGAL PROCEEDINGS................................................15
   ITEM 2. CHANGES IN SECURITIES............................................15
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................15
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............15
   ITEM 5. OTHER INFORMATION................................................15
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................15
   EXHIBIT 31.1 - CERTIFICATIONS............................................17
   EXHIBIT 32.1 - CERTIFICATIONS............................................18




































--------------------------------------------------------------------------------
Form 10QSB for the period ending September 30, 2004                      Page i

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


PART I -- FINANCIAL INFORMATION
-------------------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
------------------------------------------

                        BANGLA PROPERTY MANAGEMENT, INC.
                        --------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------


                               September 30, 2004
                               ------------------


                                                                     Page
                                                                     ----

Consolidated Financial Statements:

       Consolidated Balance Sheets                                   F-2

       Consolidated Statements of Operations                         F-3

       Consolidated Statement of Shareholders' Equity                F-5

       Consolidated Statements of Cash Flows                         F-6

       Consolidated Notes to Financial Statements                    F-7 to F-8




























--------------------------------------------------------------------------------
Form 10QSB for the period ending September 30, 2004                      Page 1

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                           Consolidated Balance Sheets
                           ---------------------------
                                    Unaudited

ASSETS
                                                         September 30,       March 31,
                                                         2004                2004
                                                         (unaudited)         (Note 1)
                                                         ----------------    ----------------
CURRENT ASSETS
     Cash                                                $         1,689     $        14,239
     Accounts receivable                                           2,050               2,050
     Prepaid expenses                                                535                  --
                                                         ----------------    ----------------
     Total current assets                                          4,274              16,289

PROPERTY AND EQUIPMENT
Land and building, net of accumulated depreciation                54,689                  --
Maintenance equipment, net of $215 and $172
accumulated depreciation                                             215                 258
                                                         ----------------    ----------------
     Total property and equipment                                 54,904                 258

          Total assets                                   $        59,178     $        16,547
                                                         ================    ================


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                         7,211                  --
     Accounts payable, related parties                                35               9,931
     Current portion, Mortgage payable                             3,960                  --
                                                         ----------------    ----------------
          Total current liabilities                               11,206               9,931

Mortgage payable                                                  37,057
                                                         ----------------
          Total liabilities                                       48,263

SHAREHOLDERS' EQUITY
Common shares, 100,000,000 shares of no par
  value authorized, 7,325,000 shares issued
  and outstanding                                                 30,525              30,525
Accumulated other comprehensive income                               492                  --
Accumulated deficit                                              (20,102)            (23,909)
                                                         ----------------    ----------------
          Total shareholders' equity                              10,915               6,616

          Total liabilities and shareholders' equity     $        59,178     $        16,547
                                                         ================    ================






              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB for the period ending September 30, 2004                      Page 2

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                           3 Months            3 Months
                                           Ending              Ending
                                           September 30,       September 30,
                                           2004                2003
                                           ----------------    ----------------
REVENUES:

Property management fees                   $         7,833     $         5,781

EXPENSES:
     Salaries                                          450                 450
     Professional fees                               3,877               5,928
     Rent                                              150                 450
     Depreciation                                       21                  21
     Other administrative expenses                     820                 789
                                           ----------------    ----------------
      Total expenses                                 5,318               7,638
                                           ----------------    ----------------

Net income (loss) from operations                    2,515              (1,857)

Interest expense                                      (342)                (50)

Net income (loss)                          $         2,173     $        (1,907)
                                           ================    ================

Net income (loss) per common share         $          *        $           *
                                           ================    ================

Weighted average shares outstanding              7,325,000           7,325,000
                                           ================    ================

* Less than $0.01 per share


















              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB for the period ending September 30, 2004                      Page 3

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                           6 Months            6 Months
                                           Ending              Ending
                                           September 30,       September 30,
                                           2004                2003
                                           ----------------    ----------------
REVENUES:

Property management fees                   $        15,495     $         7,830

EXPENSES:
     Salaries                                          900                 900
     Professional fees                               8,177              16,017
     Rent                                              300               1,000
     Depreciation                                       43                  43
     Other administrative expenses                   1,926               3,149
                                           ----------------    ----------------
      Total expenses                                11,346              21,109
                                           ----------------    ----------------

Net income (loss) from operations                    4,149             (13,279)

Interest expense                                      (342)                (89)

Net income (loss)                          $         3,807     $       (13,368)
                                           ================    ================

Net income (loss) per common share         $          *        $           *
                                           ================    ================

Weighted average shares outstanding              7,325,000           7,325,000
                                           ================    ================

Less than $0.01 per share
Other comprehensive income (loss)

Net income (loss)                                    3,807             (13,368)

Foreign currency translation adjustment                492                   -
                                                    -------            --------
Total comprehensive income                           4,299             (13,368)
                                                    =======            ========










              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB for the period ending September 30, 2004                      Page 4

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                 Consolidated Statement of Shareholders' Equity
                 ----------------------------------------------
                                   (Unaudited)


                             Common         Common         Accumulated Other      Accumulated    Shareholders'
                             Shares         Stock          Comprehensive Income   (Deficit)      Equity
                             ------------   ------------   --------------------   ------------   -------------

Balance March 31, 2003         7,325,000    $    16,166               --          $    (7,397)   $      8,769

Capital contributions by
  shareholders                        --         14,359               --                   --          14,359

Net loss for the year
  ending March 31, 2003               --             --               --              (16,512)        (16,512)
                             ------------   ------------   --------------------   ------------   -------------

Balance March 31, 2004         7,325,000    $    30,525    $          --          $   (23,909)   $      6,616
                             ------------   ------------   --------------------   ------------   -------------

Net income (loss) for the
period ended September 30,
2004                                  --             --               --          $     3,807    $      3,807
Foreign currency
translation adjustment                --             --                  492                              492
                             ------------   ------------   --------------------   ------------   -------------

Balance September 30, 2004     7,325,000    $    30,525    $             492      $   (20,102)   $     10,915
                             ============   ============   ====================   ============   =============






              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB for the period ending September 30, 2004                      Page 5

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                  6 Months            6 Months
                                                   Ending              Ending
                                               September 30,       September 30,
                                                    2004                2003
                                              ----------------    ----------------

Cash flows from operating activities:
   Net (loss)                                 $         3,807     $       (13,368)
   Reconciling adjustments -
     Depreciation                                          43                  43
     Common stock issued for services                                          --
     Accounts payable assumed by
       shareholder                                         --                  --
   Changes in operating assets:
     Accounts receivable                                                      150
Prepaid expenses                                         (535)
     Accounts payable                                  (2,685)              4,887
                                              ----------------    ----------------
Net cash provided (used) by                               630              (8,288)
  operating activities

Cash flows from investing activities:
   Purchase of equipment                                   --                  --
   Purchase of land and building                      (13,672)                 --
                                              ----------------    ----------------
Net cash (used) by investing activities               (13,672)                 --

Cash flows from financing activities:
   Sales of common stock                                   --                  --
   Cash received for paid-in capital                       --                  --
Net cash provided by financing activities                  --                  --

Foreign currency adjustment                               492
                                              ----------------    ----------------

Net change in cash                                    (12,550)             (8,288)

Cash, beginning of period                              14,239              10,342
                                              ----------------    ----------------

Cash, end of period                           $         1,689     $         2,054
                                              ================    ================

Non-cash item:
   Exchange of mortgage for property          $        41,017                  --

Supplementary disclosure of cash flow information:
   Cash paid during period for interest       $           342                  --
   Cash paid during period for income
     taxes                                                 --                  --
                                              ================    ================



              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB for the period ending September 30, 2004                      Page 6

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


              Notes to Unaudited Consolidated Financial Statements
              ----------------------------------------------------


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

Organization
------------
The  Company   incorporated  a  wholly-owned   subsidiary  in  the  Province  of
Saskatchewan, Canada, on August 5, 2004.


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

--------------------------------------------------------------------------------
Form 10QSB for the period ending September 30, 2004                      Page 7

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


              Notes to Unaudited Consolidated Financial Statements
              ----------------------------------------------------


Note 3 - Property and Equipment
-------------------------------

Components of property and equipment consist of:

                                                                   Depreciation
                                                                   Rate
                                      Accumulated     Net          and
                         Cost         Depreciation    Amount       Method
                         ----------   -------------   ----------   ---------------------
Period ending
  September 30, 2004

Maintenance
  equipment                    430                          236    Straight Line 5 years
Building                    42,800                       42,800    Straight Line 271/2
Land                     $  11,889    $       194     $  11,889    years

Depreciation has been provided in amounts sufficient to recover asset costs over their estimated useful lives. All components of property and equipment are being depreciated or amortized.

The Company through its subsidiary Bangla Properties Inc., acquired a duplex rental property in Regina, Saskatchewan, Canada, and owes a mortgage payable of $41,017 (CDN$51,750) against the land and building. The term of the mortgage is 60 months and the amortization is 25 years. The interest is a variable rate of the CIBC Prime Rate less 0.250% per annum. The monthly payment (principal and interest) is $205.35 (September 30 rate = CDN$259.08) property tax component $107.72 (September 30 rate = CDN$135.91, for a total monthly payment of 313.07 (CDN$394.99) per month. The mortgage matures September 13, 2009.

--------------------------------------------------------------------------------
Form 10QSB for the period ending September 30, 2004                      Page 8

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
------------------------------------------------------------------

Overview
--------

We have received a going concern opinion from our auditors because we have not generated sufficient revenues since our inception to cover our expenses and are therefore sustaining losses. Our revenues began on November 1, 2001. Our deficit as of our year ended on March 31, 2004 was $(23,909) and as of September 30, 2004, the accumulated deficit was $(20,102). During the six months ended September 30, 2004, the deficit decreased by $3,807. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. We have expensed all development expenses related to the establishment of the company.

Our operating expenses are classified into six categories:

     >    Salaries
     >    Professional Fees
     >    Rent
     >    Depreciation
     >    Advertising
     >    Other Administrative Expenses

Salaries consist of fees paid to employees, directors and consultants either by way of money and or stock compensation. Fees of $900 were paid to one contract employee for the period ended September 30, 2004 and $900 for the period ended September 30, 2003 respectively. No fees are currently being paid to any management or board members.

Professional Fees consist primarily of our contracted accounting, audit fees and legal fees. These amounted to $8,177 for the period ended September 30, 2004 and $16,017 for the period ended September 30, 2003. The decrease in professional fees period over period is attributable primarily to fees in the prior year for our interim and year end audit and auditor reviews of our quarterly financial statements. Additionally, we have incurred accounting and audit fees for preparation and review of our SB2 filings with the Securities & Exchange Commission (SEC).

Rent refers to rent paid or booked as being due in respect of the office space provided to us by Mr. Shawn Erickson and the storage space provided to us by Mr. Rory Erickson, the total amount of these amounted to $300 for the period ended September 30, 2004. This compares with $1,000 for the period ended September 30, 2003. The comparative decrease in Rent between the two periods is a result of the termination of the office rental agreement with the Mr. Shawn Erickson, one time rental adjustment charge of $100 in the prior year.

Depreciation has been provided in amounts sufficient to recover asset costs over their estimated useful lives. The equipment used in operations is being depreciated in a Straight Line method over five years. Our equipment has been depreciated by a total of $43 for the period ended September 30, 2004, and $43 for the same period during 2003. The residential rental building acquired during the period is being depreciated in a Straight Line method over 27 1/2 years. No depreciation has been recorded for the building for the period ended September 30, 2004 as the building was acquired at the end of the period.

Advertising refers to amounts expended by us on behalf of property owners to advertise their properties for rent in local newspapers. During fiscal 2004 and 2003, we expended nil funds on advertising.



--------------------------------------------------------------------------------
Form 10QSB for the period ending September 30, 2004                      Page 9

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


Other Administrative Expenses refers to our office supplies, telephone expenses, bank charges, fees to process and file documents with the SEC, stock transfer fees and corporate filing fees with the State of Colorado. These amounted to $1,926 for the period ended September 30, 2004 and $3,149 for the period ended September 30, 2003 respectively. The relative decrease in 2004 versus 2003 is attributable primarily to the various stages we have completed for our SB2 filing with the SEC. It is anticipated these expenses will decrease on a relative basis if our SB2 becomes effective. Additionally, in 2003, we incurred a large one-time stock transfer expense for securities issued following the 506 offering referenced elsewhere in this document.

Our prospects must be considered highly speculative in light of the risks, expenses and difficulties frequently experienced by companies in early stages of development, particularly companies in rapidly evolving markets like ours.

Results of Operations
---------------------

Sales improved year over year to $15,495 from $7,830 respectively for the period ended September 30, 2004 versus September 30, 2003. This increase is the result of an ongoing marketing campaign by the President and the General Manager.

We earned $3,807 for the period ended September 30, 2004, compared to $(13,368) for the period ended September 30, 2003. The increase in net income is primarily due to the increase in management fees, and a decrease in professional and administrative fees.

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


--------------------------------------------------------------------------------
Form 10QSB for the period ending September 30, 2004                      Page 10

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


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

On August 5, 2004, Bangla Property Management, Inc. established a subsidiary Bangla Properties Inc, based in Regina, Saskatchewan Canada. The subsidiary was established in order for the company to purchase properties in Saskatchewan and to operate its property management company in Saskatchwan.

On September 23, 2004, the subsidiary Bangla Properties Inc, purchased a residential duplex property in Regina. The Company through its subsidiary has a mortgage payable on this property of $41,017 (CDN$51,750).

On September 13, 2004, Bangla Property Management Inc. received its trading symbol and can now be quoted on the Bulletin Board Over-the-Counter market. Bangla's symbol is BGLA.OB.

We cannot predict with certainty what revenues we can expect during the next twelve months, and we believe that we probably will not have enough revenue, when added to our cash on hand, to pay our operating expenses for the next twelve months. Therefore, we anticipate that we will be required to raise additional capital to pay those expenses. We cannot guarantee that we will be able to raise that capital, in which event our operations may be required to be curtailed or eliminated completely.

Liquidity and Capital Resources
-------------------------------

Since the date of our incorporation, we have raised $13,250 though private placements of our common shares. Our revenues commenced on November 1, 2001.

Our operating activities provided cash resources of $630 for the period ended September 30, 2004, compared to $(8,288) for the same period 2003. Increases in accounts payable have been a primary contributor toward meeting our cash flow requirements. Uses of funds have included activities to establish our business, acquire equipment, and the payment of salaries, rents, professional fees and other administrative expenses.

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


--------------------------------------------------------------------------------
Form 10QSB for the period ending September 30, 2004                      Page 11

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


During the fourth quarter of the year ended March 31, 2004, White Sands, Inc. agreed to forgive the $10,000 and all accrued interest, for no consideration. The amount is included in capital contributions by shareholders on the Statement of Shareholders' Equity in the financial statements.

The  Company  through  its  subsidiary  owes  a  mortgage   payable  of  $41,017
(CDN$51,750) against the land and building owned in the subsidiary Bangla Properties Inc. The term of the mortgage is 60 months and the amortization is 25 years. The interest is a variable rate of the CIBC Prime Rate less 0.250% per annum. The monthly payment (principal and interest) is $205.35 (CDN$259.08), property tax component $107.72 (CDN$135.91), for a total monthly payment of $313.07 (CDN$394.99) per month. The mortgage matures September 13, 2009.

As at September 30, 2004 and March 31, 2004, we had cash and cash equivalents of $1,689 and $14,239 respectively. Although we believe we are adequately capitalized, based on the risk factors for a company at our stage of development, we acknowledge we may need to raise additional capital within the next twelve months. As at October 25, 2004, the company had cash on hand of $1,697.

If cash generated from operations are insufficient to meet our long-term liquidity needs, we may need to raise additional funds or seek other financing arrangements. Additionally funding may not be available on favourable terms or at all.

Certain Relationships and Related Transactions
----------------------------------------------

We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favourable to us than those reasonably obtainable from third parties. To date, several related party transactions have taken place.

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

The President, Mr. Shawn Erickson, provided office space to the Company up to March 31, 2004, at which time the office rental agreement was terminated. The office space was valued at $100.00 per month and was included in the accompanying financial statements as rent expense in 2003. The General Manager, Rory Erickson, provided storage space to the Company at no charge from January


--------------------------------------------------------------------------------
Form 10QSB for the period ending September 30, 2004                      Page 12

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


1, 2002 to the present. The storage space is valued at $50.00 per month and is included in the accompanying financial statements as rent expense with a corresponding credit to accounts payable. Effective April 1, 2004, Mr. Rory Erickson will maintain the office space in Regina, Saskatchewan.

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

During the period  ended  September  30,  2004,  the  Company  loaned Mr.  Shawn
Erickson $1,166. The loan was non-interest bearing and had no terms of repayment. The loan was repaid by way of advances from Mr. Shawn Erickson to the Company's wholly owned subsidiary Bangla Properties Inc. of $1,200.79 (CDN$1,515). As at September 30, 2004, the Company owed Mr. Shawn Erickson $35.


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


--------------------------------------------------------------------------------
Form 10QSB for the period ending September 30, 2004                      Page 13

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

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


--------------------------------------------------------------------------------
Form 10QSB for the period ending September 30, 2004                      Page 14

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


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

Exhibits

31.1      Certification of Chief Executive and Chief Financial Officer;
32.1      Certification of Chief Executive and Chief Financial Officer.

Reports on Form 8-K

Report filed August 13, 2004.













--------------------------------------------------------------------------------
Form 10QSB for the period ending September 30, 2004                      Page 15

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Bangla Property Management, Inc.
                                        --------------------------------------
                                        (Registrant)

Date:   October 31, 2004                /s/ Shawn Erickson, President, CEO & CFO
     ---------------------              ----------------------------------------
                                        (Signature)*

*Print the name and title of each signing officer under his signature.









































--------------------------------------------------------------------------------
Form 10QSB for the period ending September 30, 2004                      Page 16