Form 10QSB
period 2004-12-31
BANGLA PROPERTY MANAGEMENT INC
filed 2005-02-10
CIK 1174741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2004
                                 -----------------

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

                          Telephone (306) 306-586-6643
                          ----------------------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Transitional Small Business Disclosure Format (Check one):  [_] Yes  [X] No

     As of December 31, 2004, the Registrant had 7,325,000 shares of Common Stock issued and outstanding

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

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                                TABLE OF CONTENTS
                                -----------------




PART I -- FINANCIAL INFORMATION...............................................1

   ITEM 1. FINANCIAL STATEMENTS...............................................1
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........8
   ITEM 3. CONTROLS AND PROCEDURES...........................................12

PART II -- OTHER INFORMATION.................................................14

   ITEM 1. LEGAL PROCEEDINGS.................................................14
   ITEM 2. CHANGES IN SECURITIES.............................................14
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................14
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............14
   ITEM 5. OTHER INFORMATION.................................................14
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................14
   EXHIBIT 31.1 - CERTIFICATIONS.............................................16
   EXHIBIT 32.1 - CERTIFICATIONS.............................................17




































--------------------------------------------------------------------------------
Form 10QSB for the period ending December 31, 2004                      Page i

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


PART I -- FINANCIAL INFORMATION
-------------------------------

ITEM 1.  FINANCIAL STATEMENTS.
------------------------------


                        BANGLA PROPERTY MANAGEMENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS


                                December 31, 2004


                                                                      Page
                                                                      ----

Financial Statements:

     Balance Sheets                                                    F-2

     Statements of Operations                                          F-3

     Statement of Shareholders' Equity                                 F-5

     Statements of Cash Flows                                          F-6

     Notes to Financial Statements                                     F-7





























--------------------------------------------------------------------------------
Form 10QSB for the period ending December 31, 2004                      Page 1

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                           Consolidated Balance Sheets
                           ---------------------------

ASSETS
                                                               December 31,        March 31,
                                                               2004                2004
                                                               (unaudited)         (Note 1)
                                                               ----------------    ----------------
CURRENT ASSETS
   Cash                                                        $           630     $        14,239
   Accounts receivable                                                   5,100               2,050
   Due from related parties                                                737                  --
   Prepaid expenses                                                        374                  --
                                                               ----------------    ----------------
      Total current assets                                               6,841              16,289

PROPERTY AND EQUIPMENT
   Land and building, net of $428 accumulated depreciation              54,261                  --
   Maintenance equipment, net of $237 and $151
    accumulated depreciation                                               194                 258
                                                               ----------------    ----------------
      Total property and equipment                                      54,455                 258

      Total assets                                             $        61,296     $        16,547
                                                               ================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                 3,648                  --
   Accounts payable, related parties                                                         9,931
   Current portion, Mortgage payable                                     3,960                  --
                                                               ----------------    ----------------
      Total current liabilities                                          7,608               9,931

Mortgage payable                                                        38,672
                                                               ----------------
      Total liabilities                                                 46,280

SHAREHOLDERS' EQUITY
Common shares, 100,000,000 shares of no par
  value authorized, 7,325,000 shares issued
  and outstanding                                                       30,525              30,525
Accumulated other comprehensive income                                  (1,463)                 --
Accumulated deficit                                                    (14,046)            (23,909)
                                                               ----------------    ----------------
      Total shareholders' equity                                        15,016               6,616

      Total liabilities and shareholders' equity               $        61,296     $        16,547
                                                               ================    ================







              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB for the period ending December 31, 2004                      Page 2

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                            3 Months            3 Months
                                            Ending              Ending
                                            December 31,        December 31,
                                            2004                2003
                                            ----------------    ----------------
REVENUES:

   Property management fees                 $         7,970     $         7,511
   Rental income                                      2,560                  --
                                            ----------------    ----------------
                                                     10,530               7,511
                                            ----------------    ----------------

EXPENSES:
   Salaries                                             450                 450
   Professional fees                                  2,070               7,556
   Rent                                                 150                 450
   Depreciation                                         450                  22
   Property taxes                                       380                  --
   Other administrative expenses                        588               1,250
                                            ----------------    ----------------
      Total expenses                                  4,088               9,278
                                            ----------------    ----------------

Net income (loss) from operations                     6,442              (2,217)

Interest expense                                       (386)               (112)

Net income (loss)                           $         6,056     $        (2,329)
                                            ================    ================

Net income (loss) per common share          $             *     $             *
                                            ================    ================

Weighted average shares outstanding               7,325,000           7,325,000
                                            ================    ================

* Less than $0.01 per share















              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB for the period ending December 31, 2004                      Page 3

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                            9 Months            9 Months
                                            Ending              Ending
                                            December 31,        December 31,
                                            2004                2003
                                            ----------------    ----------------
REVENUES:

   Property management fees                 $        23,465     $        15,341
   Rental income                                      2,560                  --
                                            ----------------    ----------------
                                                     26,025              15,341
                                            ----------------    ----------------

EXPENSES:
   Salaries                                           1,350               1,350
   Professional fees                                 10,247              23,573
   Rent                                                 450               1,450
   Depreciation                                         493                  65
   Property taxes                                       380                  --
   Other administrative expenses                      2,514               4,399
                                            ----------------    ----------------
      Total expenses                                 15,434              30,837
                                            ----------------    ----------------

Net income (loss) from operations                    10,591             (15,496)

Interest expense                                       (728)               (201)

Net income (loss)                           $         9,863     $       (15,697)
                                            ================    ================

Net income (loss) per common share          $             *     $             *
                                            ================    ================

Weighted average shares outstanding               7,325,000           7,325,000
                                            ================    ================


Less than $0.01 per share
Other comprehensive income (loss)

Net income (loss)                                     9,863             (15,697)

Foreign currency translation adjustment              (1,463)                  -
                                            ----------------    ----------------
Total comprehensive income                            8,400             (15,697)
                                            ================    ================







              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB for the period ending December 31, 2004                      Page 4

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                 Consolidated Statement of Shareholders' Equity
                 ----------------------------------------------
                                   (Unaudited)


                                 Common           Common         Accumulated Other      Accumulated     Shareholders'
                                 Shares           Stock          Comprehensive Income   (Deficit)       Equity
                                 --------------   ------------   --------------------   -------------   -------------

Balance March 31, 2003               7,325,000    $    16,166    $                --    $     (7,397)   $      8,769

Capital contributions by
shareholders                                --         14,359                     --              --          14,359

Net loss for the year
ending March 31, 2003                       --             --                     --         (16,512)        (16,512)
                                 --------------   ------------   --------------------   -------------   -------------

Balance March 31, 2004               7,325,000    $    30,525    $                --    $    (23,909)   $      6,616
                                 --------------   ------------   --------------------   -------------   -------------

Net income (loss) for the
period ended December 31, 2004              --             --    $                --    $      9,863    $      9,863

Foreign currency
translation adjustment                      --             --                 (1,463)                         (1,463)
                                 --------------   ------------   --------------------   -------------   -------------

Balance December 31, 2004            7,325,000    $    30,525    $            (1,463)   $    (14,046)   $     15,016
                                 ==============   ============   ====================   =============   =============






















              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB for the period ending December 31, 2004                      Page 5

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                9 Months            9 Months
                                                 Ending              Ending
                                              December 31,        December 31,
                                                  2004                2003
                                            ----------------    ----------------

Cash flows from operating activities:
   Net (loss)                               $         9,863     $       (15,697)
   Reconciling adjustments -
      Depreciation                                      493                  64
      Common stock issued for services                                       --
      Accounts payable assumed by
       shareholder                                       --                  --
   Changes in operating assets:
      Accounts receivable                            (3,050)             (2,020)
      Prepaid expenses                                 (374)
      Accounts payable                               (5,546)             10,088
                                            ----------------    ----------------
Net cash provided (used) by                           1,386              (7,565)
  operating activities

Cash flows from investing activities:
   Purchase of land and building                    (13,532)                 --
                                            ----------------    ----------------
Net cash (used) by investing activities             (13,532)                 --
                                            ----------------    ----------------

Cash flows from financing activities:
   Proceeds of loans payable                             --              10,000
                                            ----------------    ----------------

Net cash provided by financing activities                --              10,000
                                            ----------------    ----------------

Foreign currency adjustment                          (1,463)                 --
                                            ----------------    ----------------

Net change in cash                                  (13,609)              2,435

Cash, beginning of period                            14,239              10,342
                                            ----------------    ----------------

Cash, end of period                         $           630     $        12,777
                                            ================    ================

Non-cash item:
   Exchange of mortgage for property        $        40,729                  --


Supplementary disclosure of cash flow information:

   Cash paid during period for interest     $           728                  --
   Cash paid during period for income
     taxes                                               --                  --
                                            ================    ================





              The accompanying notes to financial statements are an
                        integral part of this statement.

--------------------------------------------------------------------------------
Form 10QSB for the period ending December 31, 2004                      Page 6

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


              Consolidated Notes to Unaudited Financial Statements
              ----------------------------------------------------

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


Note 3 - Property and Equipment
-------------------------------

Components of property and equipment consist of:

                                                                   Depreciation
                                                                   Rate
                                      Accumulated    Net           and
                        Cost          Depreciation   Amount        Method
                        -----------   ------------   -----------   ---------------------
Period ending
  December 31, 2004

Maintenance
  equipment                    430                          236
Building                    42,800            194        42,372    Straight Line 5 years
Land                    $   11,889    $       428    $   11,889    4% Declining balance

Depreciation has been provided in amounts sufficient to recover asset costs over their estimated useful lives. All components of property and equipment are being depreciated or amortized.

The Company through its subsidiary Bangla Properties Inc., acquired a duplex rental property in Regina, Saskatchewan, Canada, and owes a mortgage payable of $42,632 (CDN$51,240) against the land and building. The term of the mortgage is 60 months and the amortization is 25 years. The interest is a variable rate of the CIBC Prime Rate less 0.250% per annum. The monthly payment (principal and interest) is $215.55 (December 31 rate = CDN$259.08) property tax component $113.07 (December 31 rate = CDN$135.91, for a total monthly payment of 328.62 (CDN$394.99) per month. The mortgage matures September 13, 2009.

--------------------------------------------------------------------------------
Form 10QSB for the period ending December 31, 2004                      Page 7

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------------------------------------------------------------------

Overview
--------

We have received a going concern opinion from our auditors because we have not generated sufficient revenues since our inception to cover our expenses and are therefore sustaining losses. Our revenues began on November 1, 2001. Our deficit as of our year ended on March 31, 2004 was $(23,909) and as of December 31, 2004, the accumulated deficit was $(14,046). During the nine months ended December 31, 2004, the deficit decreased by $9,863. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

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

Our operating expenses are classified into six categories:

     o    Salaries
     o    Professional Fees
     o    Rent
     o    Depreciation
     o    Advertising
     o    Other Administrative Expenses

Salaries consist of fees paid to employees, directors and consultants either by way of money and or stock compensation. Fees of $1,350 were paid to one contract employee for the period ended December 31, 2004 and $1,350 for the period ended December 31, 2003 respectively. No fees are currently being paid to any management or board members.

Professional Fees consist primarily of our contracted accounting, audit fees and legal fees. These amounted to $10,247 for the period ended December 31, 2004 and $23,573 for the period ended December 31, 2003. The decrease in professional fees period over period is attributable primarily to fees in the prior year for our interim and year end audit and auditor reviews of our quarterly financial statements. Additionally, we have incurred accounting and audit fees for preparation and review of our SB2 filings with the Securities & Exchange Commission (SEC).

Rent refers to rent paid or booked as being due in respect of the office space provided to us by Mr. Shawn Erickson and the storage space provided to us by Mr. Rory Erickson, the total amount of these amounted to $450 for the period ended December 31, 2004. This compares with $1,450 for the period ended December 31, 2003. The comparative decrease in Rent between the two periods is a result of the termination of the office rental agreement with the Mr. Shawn Erickson, one time rental adjustment charge of $100 in the prior year.

Depreciation has been provided in amounts sufficient to recover asset costs over their estimated useful lives. The equipment used in operations is being depreciated in a Straight Line method over five years. Our equipment has been depreciated by a total of $64 for the period ended December 31, 2004, and $64 for the same period during 2003. The residential rental building acquired during the period is being depreciated in a Straight Line method over 27 1/2 years. The building has been depreciated by a total of $428 for the period ended December 31, 2004.

Advertising refers to amounts expended by us on behalf of property owners to advertise their properties for rent in local newspapers. During fiscal 2004 and 2003, we expended nil funds on advertising.



--------------------------------------------------------------------------------
Form 10QSB for the period ending December 31, 2004                      Page 8

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


Other Administrative Expenses refers to our office supplies, telephone expenses, bank charges, fees to process and file documents with the SEC, stock transfer fees and corporate filing fees with the State of Colorado. These amounted to $2,514 for the period ended December 31, 2004 and $4,399 for the period ended December 31, 2003 respectively. The relative decrease in 2004 versus 2003 is attributable primarily to the various stages we have completed for our SB2 filing with the SEC. It is anticipated these expenses will decrease on a relative basis if our SB2 becomes effective. Additionally, in 2003, we incurred a large one-time stock transfer expense for securities issued following the 506 offering referenced elsewhere in this document.

Our prospects must be considered highly speculative in light of the risks, expenses and difficulties frequently experienced by companies in early stages of development, particularly companies in rapidly evolving markets like ours.

Results of Operations
---------------------

Sales improved year over year to $26,025 from $15,341 respectively for the period ended December 31, 2004 versus December 31, 2003. This increase is the result of an ongoing marketing campaign by the President and the General Manager, and the addition of rental income from the residential building of $2,560.

We earned $9,863 for the period ended December 31, 2004, compared to $(15,697) for the period ended December 31, 2003. The increase in net income is primarily due to the increase in management fees, and a decrease in professional and administrative fees.

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

We expect our depreciation expense to increase in the next year due to the depreciation of the building.

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



--------------------------------------------------------------------------------
Form 10QSB for the period ending December 31, 2004                      Page 9

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

On August 5, 2004, Bangla Property Management, Inc. established a subsidiary Bangla Properties Inc, based in Regina, Saskatchewan Canada. The subsidiary was established in order for the company to purchase properties in Saskatchewan and to operate its property management company in Saskatchewan.

On September 23, 2004, the subsidiary Bangla Properties Inc. purchased a residential duplex property in Regina. The Company through its subsidiary has a mortgage payable on this property of $41,017 (CDN$51,750). The lower unit was rented September 2004 at a rate of $359.00 ($445.00 Canadian) and the upper unit was rented October 2004 at a rate of $399.00 ($495.00 Canadian).

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

Our operating activities provided cash resources of $1,386 for the period ended December 31, 2004, compared to $(7,565) for the same period 2003. Increases in accounts payable have been a primary contributor toward meeting our cash flow requirements. Uses of funds have included activities to establish our business, acquire equipment, and the payment of salaries, rents, professional fees and other administrative expenses.

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



--------------------------------------------------------------------------------
Form 10QSB for the period ending December 31, 2004                      Page 10

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


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

The  Company  through  its  subsidiary  owes  a  mortgage   payable  of  $42,632
(CDN$51,240) against the land and building owned in the subsidiary Bangla Properties Inc. The term of the mortgage is 60 months and the amortization is 25 years. The interest is a variable rate of the CIBC Prime Rate less 0.250% per annum. The monthly payment (principal and interest) is $215.55 (CDN$259.08), property tax component $113.07 (CDN$135.91), for a total monthly payment of $328.62 (CDN$394.99) per month. The mortgage matures September 13, 2009.

As at December 31, 2004 and March 31, 2004, we had cash and cash equivalents of $630 and $14,239 respectively. Although we believe we are adequately capitalized, based on the risk factors for a company at our stage of development, we acknowledge we may need to raise additional capital within the next twelve months. As at January 31, 2004, the company had cash on hand of $373.

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

On July 1, 2001, we issued 6,000,000 common voting shares of the common stock at $0.0001 per share to Mr. Shawn Erickson as beneficial owner of White Sands, Inc. in consideration for services rendered to the Company, which were valued at $600. At the time of the issuance, the Board valued the transaction at the fair value of the services rendered, which amounted to $600. On the transaction date, the Company's stock had no reliable fair value. The sum of $600 is included in the accompanying financial statements as stock-based compensation expense. These shares are restricted securities and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

Since the date of incorporation, Mr. Shawn Erickson has incurred expenses related to and on behalf of Bangla. To March 31, 2004, these sums, which total $4,359, have been recorded as equity contributed by Mr. Shawn Erickson as Paid in Capital.

On January 21, 2003, Mr. Shawn Erickson the beneficial owner of White Sands Inc. entered into share purchase agreements with Mr. Granados and Mr. Christian whereby he transferred 1,500,000 shares of his common stock in the Company to each of them at $0.0001 per common share for total proceeds to Mr. Shawn Erickson of $300.00.

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



--------------------------------------------------------------------------------
Form 10QSB for the period ending December 31, 2004                      Page 11

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

During the period ended December 31, 2004, the Company loaned Mr. Shawn Erickson $1,166. The loan was non-interest bearing and had no terms of repayment. The loan was repaid by way of advances from Mr. Shawn Erickson to the Company's wholly owned subsidiary Bangla Properties Inc. of $428.48 (CDN$515). As at December 31, 2004, Mr. Shawn Erickson owed the Company $738.

On December 6, 2004, Mr. Shawn Erickson as beneficial owner of White Sands sold all of White Sands 3,000,000 shares at $0.05 per share. White Sands filed a Form 4 to report the sale. White Sands no longer the majority shareholder nor does it own any shares in Bangla Property Management, Inc. Mr. Erickson remains director and retains his positions as President, Chief Executive Officer and Chief Financial Officer.

ITEM 3.  CONTROLS AND PROCEDURES.
---------------------------------

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


--------------------------------------------------------------------------------
Form 10QSB for the period ending December 31, 2004                      Page 12

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


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



--------------------------------------------------------------------------------
Form 10QSB for the period ending December 31, 2004                      Page 13

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


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

ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

We are not aware of any legal proceedings or pending legal proceedings against us. We may however be involved, from time to time, in various legal proceedings and claims incident to the normal conduct of our business.


ITEM 2.  CHANGES IN SECURITIES.
-------------------------------

None to report.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None to report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

None to report.


ITEM 5.  OTHER INFORMATION.
---------------------------

On December 6, 2004, Mr. Shawn Erickson as beneficial owner of White Sands sold all of White Sands 3,000,000 shares at $0.05 per share. White Sands filed a Form 4 to report the sale. White Sands no longer the majority shareholder nor does it own any shares in Bangla Property Management, Inc. Mr. Erickson remains director and retains his positions as President, Chief Executive Officer and Chief Financial Officer.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

Exhibits
--------

31.1           Certification of Chief Executive and Chief Financial Officer;
32.1           Certification of Chief Executive and Chief Financial Officer.

Reports on Form 8-K
-------------------

None




--------------------------------------------------------------------------------
Form 10QSB for the period ending December 31, 2004                      Page 14

                        BANGLA PROPERTY MANAGEMENT, INC.
--------------------------------------------------------------------------------


SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Bangla Property Management, Inc.
                                        --------------------------------
                                        (Registrant)


Date:    January 31, 2005               /s/ Shawn Erickson, President, CEO & CFO
     -----------------------            ----------------------------------------
                                       (Signature)*

*Print the name and title of each signing officer under his signature.









































--------------------------------------------------------------------------------
Form 10QSB for the period ending December 31, 2004                      Page 15