Form 10KSB
period 2005-03-31
BANGLA PROPERTY MANAGEMENT INC
filed 2005-07-07
CIK 1174741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

(Mark One)

[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005

[   ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to________________

Commission file number: 333-105903

Bangla Property Management, Inc.
(Name of small business issuer in its charter)

Colorado                                                                                                           84-1595829
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

3540 Albert Street, Regina, Saskatchewan, Canada                                      S4S 3P5
(Address of principal executive offices)                                                (Zip Code)

Issuer’s telephone number: (306) 306-586-6643

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which
to be so registered: Common Shares	each class is to be registered: NASD OTC:BB

Securities registered under Section 12(g) of the Exchange Act:

Common Shares_______________________________________________________________________
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes         [   ]            No          [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer’s revenues for its most recent fiscal year - $37,009.00

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

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.         Yes              No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of June 30, 2005, there are 7,325,000 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__

                                                             BANGLA PROPERTY MANAGEMENT, INC.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure. 22

Item 8A. Controls and Procedures............................................................................................... 22

PART III..................................................................................................................................... 23

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance

With Section 16(a) of the Exchange Act....................................................................................... 23

Item 10. Executive Compensation................................................................................................ 24

Item 11. Security Ownership of Certain Beneficial Owners and Management and

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                          Page i

                                                             BANGLA PROPERTY MANAGEMENT, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Bangla Property Management, Inc. was incorporated on June 15, 2001 under the laws of the State of Colorado.

The original Board of Directors consisted of Shawn Erickson. The authorized capital consists of 100,000,000 voting common shares of no par value stock. On July 1, 2001, by way of Consent of Directors, we retained Mr. Erickson and authorized the issuance of 6,000,000 common shares to White Sands, Inc., a Nevis Corporation, of which Shawn Erickson is the beneficial owner.  Said issuance was at the price of $0.0001 per common share.  These shares were issued to Mr. Erickson as compensation for services rendered to date in respect of the incorporation of the Company, his sales efforts to date and for conceiving of this project.  Said compensation has been valued at $600 and therefore, the Board considers his shares fully paid.  Said issuance was done pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. The Board also authorized management to enter into a Rental Agreement with Mr. Erickson in respect of a portion of Mr. Erickson’s residence, which is to be utilized as offices for the Company.  In addition, the Directors appointed Shawn Erickson to the offices of President, CEO, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer.

On August 1, 2001, Mr. Edward D. Granados and Mr. Mark Christian were appointed to fill two of the vacancies on the Board of Directors.  In addition, the Board authorized us to proceed with the issuance of up to 5,000,000 voting shares of the no par value common stock at a price of $0.01 per common share for gross proceeds of $50,000, assuming all the shares were sold.  The shares were offered, at such time as management deemed appropriate pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D.   This offering was completed between January 1, 2003 and January 29, 2003 and is fully described below.  Corporate Stock Transfer was appointed was appointed as the Company’s Transfer Agent and the Bank of America was appointed as the Company’s bank.

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

On January 1, 2002, the Board authorized management to employ Mr. Rory Erickson as our General Manager, for which services, he will receive $150.00 per month.  Rory Erickson is the brother of our president, Shawn Erickson.  Rory Erickson’s duties include directly performing all the services for clients who have entered into property management agreements with us.  More specifically, Rory Erickson personally performs the following duties:  (i) new tenant placement services; (ii) month-to-month tenant management services for existing tenants; (iii) re-lease arrangements for existing tenants; (iv) tenant fee collection and eviction services; and (v) exterior maintenance of properties.

In addition, the Company entered into a Rental Agreement with Rory Erickson wherein the company agreed to rent a portion of the garage located at Rory Erickson’s residence sufficient to store maintenance equipment owned by the company from time to time which is used by Rory Erickson in the provision of services to clients under the various Property Management Agreements.  The agreement is for the period from January 1, 2002 to June 30, 2003 and contemplates a monthly rental amount of $50.00.  Mr. Rory Erickson and the company entered into a new rental agreement on June 15, 2003, commencing July 1, 2003 until June 30, 2005.  All terms and condition remain the same. This agreement replaces the agreement that expired on June 15, 2003.

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

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                        Page 1

                                                             BANGLA PROPERTY MANAGEMENT, INC.

On December 6, 2004, Mr. Shawn Erickson, beneficial owner of White Sands, sold 3,000,000 shares to several individuals for a total of $150,000.  Mr. Erickson no longer owns any shares of the company however he continues to be a director and officer of the company.

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

Each of the Property Management Agreements entered into to date contemplate the provision by the Company of all of the following services, all of which services are explained in detail below under the heading “Products and Services Offered”:

  new tenant placement services;
  month-to-month tenant management services for existing tenants;
  re-lease arrangements for existing tenants;
  tenant fee collection and eviction services; and,
  exterior maintenance.

Each Property Management Agreement contemplates the termination by either party thereto on 30 days written notice by the terminating party.

A summary of the Property Management Agreements entered into to date follows:

Agreement            Date                        Location                Contract price      Type of Property                Contract Status
Number                                                                             per month

______________________________________________________________________________________________

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
10.                        Nov 1, 2001           Regina, SK            $50.00                  Single family house             Current
11.                        Feb 1, 2002            Regina, SK            $50.00                  House with 4 suites            Current
12.                        April 1, 2002          Regina, SK            $50.00                  Single family house             Current
13.                        Feb 1, 2002            Regina, SK            $50.00                  House with 2 suites            Current
14.                        Feb 11, 2003          Qu’Appelle, SK    $50.00                  Single family house             Current
15.                        Feb 11, 2003          Qu’Appelle, SK    $50.00                  Single family house             Current
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
22.                        July 28, 2003          Regina, SK            $100.00*              Single Family house            Current
23.                        July 28, 2003          Regina, SK            $100.00*              Single Family house            Current
24.                        July 28, 2003          Regina, SK            $100.00*              Single Family house            Current
25.                        July 28, 2003          Regina, SK            $100.00*              Single Family house            Current

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                        Page 2

                                                             BANGLA PROPERTY MANAGEMENT, INC.

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
37.                        July 28, 2003          Regina, SK            $100.00*              Single Family house            Current
38.                        July 28, 2003          Regina, SK            $100.00*              Single Family house            Current
39.                        July 28, 2003          Regina, SK            $100.00*              Single Family house            Current
40.                        July 28, 2003          Regina, SK            $100.00*              Single Family house            Current

*Denotes Canadian Funds - $100CDN = $82.67 (conversion date March 31, 2005)

Business and Marketing Strategies

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

Mr. Erickson believes that his previous experience as a residential revenue property owner and manager over the past ten years will be advantageous to our business because of the numerous business contacts established by him.  We anticipate, but cannot assure, that Mr. Erickson’s contacts will yield opportunities in the future for us to perform property management services; partnering; joint venture or similar such arrangements whereby we join with others having greater financial and other resources than we have currently in the management of residential and/or commercial real estate; and/or sources of financing for us.  We will evaluate each of these prospective projects or proposals, which may become available for participation by us, on a case-by-case basis.

Since its inception, we have entered into forty residential property agreements, all of which properties are located in Saskatchewan, Canada.  Three of these properties are owned by Mr. Erickson, the President, CEO and controlling shareholder of Bangla.  Despite the fact that the Property Management Agreements negotiated with Mr. Erickson were not negotiated on an arm’s length basis, we charge the identical management fee (i.e., $50.00 per month) for the management services performed for these properties as we charge for the management of properties owned by persons unaffiliated with us.  Additionally, the form of Property Management Agreement is virtually identical in the cases of all of the residential properties managed by us, whether owned by affiliated or unaffiliated persons.

Products and Services Offered

We offer a wide range of property management and customer support services to residential property owners on a competitive basis.  We currently offer the following general areas of service to its existing and potential customers:  (i) new tenant placement services; (ii) month-to-month tenant management services for existing tenants; (iii) re-lease arrangements for existing tenants; (iv) tenant fee collection and eviction services and; (v) exterior maintenance.  New tenant placement services that we offer include the following:  (a) evaluating the property and rent potential; (b) advertising the property; (c)

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                        Page 3

                                                             BANGLA PROPERTY MANAGEMENT, INC.

showing the property to potential tenants; (d) obtaining and processing applications; (e) running credit reports; (f) verifying employment and past rental references; (g) initiating tenant leases; (h) collecting security deposits and prepaid rent; and (i) moving tenants into the property.  The month-to-month management services that we provide for residential clients include the following:  (i) collecting rent; (ii) pursuing late or delinquent rent; (iii) pursuing evictions; (iv) providing notice to tenants of changes; (v) arranging for services from vendors and contractors; (vi) responding to tenant’s calls and problems; and (vii) disbursing owner’s funds periodically. The re-lease services that we provide to clients are as follows: (a) evaluating the property and the market for the rate of rent to be charged; (b) advising the owner regarding re-lease arrangements; (c) evaluating the existing tenant for care of the property; (d) evaluating the existing tenant for payment history; (e) initiating the new lease; and (f) demanding compliance or possession of the rented property.  Services related to the collection of rents and/or the evictions of tenants is as follows:  (i) providing notices of eviction to tenants; (ii) providing demands for payment or possession; (iii) working with a local attorney or local regulatory body to obtain a successful eviction; (iv) placing the account with a collection agency; and (v) demanding compliance or possession.  Exterior maintenance services include: (a) minor exterior repairs; (b) tree and hedge trimming; and (c) lawn care.

While we have plans to manage commercial, as well as residential, property in the future, we currently have no commercial property under management, as of the date hereof.  We have plans to expand the market for our services to areas other than Saskatchewan, Canada. Marketing efforts are necessarily limited to Saskatchewan, Canada presently because of our limited cash and resources and because of Mr. Erickson’s connections in Saskatchewan.  The implementation of our plans for expansion is dependant upon our ability to raise significant additional capital from operating revenues, which is not expected for the foreseeable future at the current levels from the forty properties under management, or equity and/or debt financing.  Although we intend to explore all available alternatives for debt and/or equity financing, including, but not limited to private and public securities offerings, there can be no assurance that we will be able to generate additional capital for expansion and/or other purposes.  In the event that only limited additional financing is received, we expect our opportunities in the residential and commercial real estate management business to be limited.  Further, even if we succeed in obtaining the level of funding necessary to increase revenue through the expenditure of additional funds for marketing, advertising and/or promotion in order to obtain a significantly greater number of residential and/or commercial property management contracts, this will not ensure the realization by us of profits from operations.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Effective April 1, 2004, we maintain our executive offices at the residence of Mr. Rory Erickson, brother of the President and CEO, Mr. Shawn Erickson.  These offices are located at 3540 Albert Street, Regina, Saskatchewan, Canada where we also maintain storage space for our equipment on a monthly basis.  We anticipate the continued utilization of these offices until such time, if ever, as we obtain sufficient funding from debt and/or equity financing and/or generate a level of earnings sufficient, in our determination, to enable us to obtain other office space.  The space currently occupied by us is expected to be adequate to meet our needs for the foreseeable future.

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                        Page 4

                                                             BANGLA PROPERTY MANAGEMENT, INC.

ITEM 3. LEGAL PROCEEDINGS.

We are not aware of any legal proceedings or pending legal proceedings against us.  We may however be involved, from time to time, in various legal proceedings and claims incident to the normal conduct of our business

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In March 2005, the company filed an 8-K and 14A with the Securities and Exchange Commission.  The company entered into a proposed merger agreement and had proposed a Special Meeting of the Shareholders to be held March 30, 2005. The company has not pursued the proposed merger as there were issues that needed to be resolved.  In the best interest of the shareholders, the company has requested amendments be made to the original merger agreement.  The details of the amendments have not been finalized therefore the matter has not come to vote.  No date has been set for the Special Meeting of Shareholders nor has a date been set for the proposed merger.  The company will file the appropriate amendments with the Securities and Exchange Commission and mail the Circular and related materials to each shareholder when a meeting date has been set.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As at year end, Bangla Property Management, Inc. is quoted for trading on the Over-the-Counter Bulletin Board and to date there has been one trade on May 3, 2005 of 25,000 shares at $0.10 share.

On March 31, 2005, the Company had 39 registered shareholders owning 7,325,000 shares.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

We have received a going concern opinion from our auditors because we have not generated sufficient revenues since our inception to cover our expenses and are therefore sustaining losses.  Our revenues began on November 1, 2001.  Our deficit as of our year ended on March 31, 2004 was $(23,909) and as of March 31, 2005, the accumulated deficit was $(17,170).  During the fiscal year ended March 31, 2005, the deficit decreased by $6,739.  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  We have expensed all development expenses related to the establishment of the company.

Our operating expenses are classified into six categories:

  Management Fees
  Professional Fees
  Rent
  Depreciation
  Advertising
  Other Administrative Expenses

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                        Page 5

                                                             BANGLA PROPERTY MANAGEMENT, INC.

Management fees consist of fees paid to employees, directors and consultants either by way of money and or stock compensation.  Fees of $1,800 were paid to one contract employee for the year ended March 31, 2005 and $1,800 for the year ended March 31, 2004 respectively.

Professional Fees consist primarily of our contracted accounting, audit fees and legal fees. These amounted to $16,502 for the year ended March 31, 2005 and $29,579for the year ended March 31, 2004.  The decrease in professional fees period over period is attributable primarily to accounting and audit fees for preparation and review of our SB2 filings with the Securities & Exchange Commission (SEC) in 2004.

Rent refers to rent paid or booked as being due in respect of the storage space provided to us by Mr. Rory Erickson, the total amount of these amounted to $600 for the year ended March 31, 2005. This compares with $1,900 for the year ended March 31, 2004. The comparative decrease in Rent between the two periods is a function of rent being paid for a lesser number of months during the fiscal year.

Depreciation has been provided in amounts sufficient to recover asset costs over their estimated useful lives.  The equipment used in operations is being depreciated in a Straight Line method over five years.  Our equipment has been depreciated by a total of $86 for the year ended March 31, 2005, and $86 for the same period during 2004. The residential building acquired during the year is being depreciated in a Declining Balance method at 4% per annum, with only half taken during the year of acquisition. The building has been depreciated by a total of $893 for the year ended March 31, 2005.

Other Administrative Expenses refers to our office supplies, telephone expenses, bank charges, fees to process and file documents with the SEC, stock transfer fees and corporate filing fees with the State of Colorado. These amounted to $5,344 for the year ended March 31, 2005 and $6,018 for the year ended March 31, 2004 respectively. The relative decrease in 2005 versus 2004 is attributable primarily to the prior year expenses related to the completion of our SB2 filing with the SEC. Additionally, we incurred a large one-time stock transfer expense in 2004 for securities issued following the 506 offering referenced elsewhere in this document.

Our prospects must be considered highly speculative in light of the risks, expenses and difficulties frequently experienced by companies in early stages of development, particularly companies in rapidly evolving markets like ours.

Results of Operations

Sales improved year over year to $37,009 from $23,065 respectively for the year ended March 31, 2005 versus March 31, 2004. This increase is the result of an ongoing marketing campaign by the President and the General Manager, and the addition of rental income of $4,860.

We earned $6,714 for the fiscal year ended March 31, 2005, compared to a loss of $(16,512) for the fiscal year ended March 31, 2004. The increase in net income is primarily due to the increase in management fees, and a decrease in professional and administrative fees.

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

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                        Page 6

                                                             BANGLA PROPERTY MANAGEMENT, INC.

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

On September 13, 2004, Bangla Property Management Inc. received its trading symbol and can now be quoted on the Bulletin Board Over-the-Counter market.   Bangla’s symbol is BGLA.OB.

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

Our operating activities generated cash resources of $1,762 for the fiscal year ended March 31, 2005, compared to $(6,103) for the fiscal year ended March 31, 2004. Increases in accounts payable have been a primary contributor toward meeting our cash flow requirements. Uses of funds have included activities to establish our business, acquire equipment, and the payment of salaries, rents, professional fees and other administrative expenses.

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                        Page 7

                                                             BANGLA PROPERTY MANAGEMENT, INC.

During the period to August 26, 2003, we operated with a loan agreement in place from White Sands, Inc. which allowed us to borrow up to $50,000 from time to time. On August 27, 2003 White Sands, Inc. requested that we allow cancellation of this agreement in light of the fact that we had not yet drawn down or requested any funds thereunder and so that it could allocate these funds to new projects. Based on our recent success in expanding our revenue base by 200% to 40 Property Management Agreements, we reached agreement with White Sands, Inc. and consented to the cancellation of the loan facility on August 28th. White Sands, Inc. remains as a 41% shareholder in the Company and on October 17, 2003, provided the Company with a loan of $10,000 which was unsecured, bearing interest of 7% per annum and bearing no fixed repayment terms. Mr. Shawn Erickson, the beneficial owner of White Sands, Inc. approved this loan which includes the stipulation that neither Mr. Erickson nor White Sands, Inc. are in any way obligated to loan further monies to the Company in the future. During the fourth quarter of the year ended March 31, 2004, White Sands, Inc. agreed to forgive the $10,000 and all accrued interest, for no consideration. The amount is included in capital contributions by shareholders on the Statement of Shareholders’ Equity in the financial statements.

The Company through its subsidiary owes a mortgage payable of $41,935 (CDN$50,726) against the land and building owned in the subsidiary Bangla Properties Inc. The term of the mortgage is 60 months and the amortization is 25 years. The interest is a variable rate of the CIBC Prime Rate less 0.250% per annum. The monthly payment (principal and interest) is $214.18 (CDN$259.08), property tax component $112.36 (CDN$135.91), for a total monthly payment of $326.54 (CDN$394.99) per month. The mortgage matures September 13, 2009.

As at March 31, 2005 and March 31, 2004, we had cash and cash equivalents of $1,272 and $14,239 respectively. Although we believe we are adequately capitalized, based on the risk factors for a company at our stage of development, we acknowledge we may need to raise additional capital within the next twelve months. As at June 30, 2005, the company had cash on hand of $6,726.

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

On July 1, 2001, we issued 6,000,000 common voting shares of the common stock at $0.0001 per share to Mr. Shawn Erickson in consideration for services rendered to the Company, which were valued at $600.  At the time of the issuance, the Board valued the transaction at the fair value of the services rendered, which amounted to $600.  On the transaction date, the Company’s stock had no reliable fair value.  The sum of $600 is included in the accompanying financial statements as stock-based compensation expense.  These shares are restricted securities and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

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

On December 6, 2004, Mr. Shawn Erickson, beneficial owner of White Sands, sold 3,000,000 shares to several individuals for a total of $150,000.  Mr. Erickson no longer owns any shares of the company however he continues to be a director and officer of the company.

Three of the forty residential properties under Management by us are owned by Mr. Shawn Erickson, the President, CEO, Director and controlling shareholder of Bangla.  Despite the fact that these agreements were not negotiated at arm’s length, the basic form of the agreements are identical to that of the Property Management Agreements relating to the properties managed by us that were negotiated at arm’s length with unaffiliated persons.  Further, we receive the identical

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                        Page 8

                                                             BANGLA PROPERTY MANAGEMENT, INC.

management fee (i.e., $50.00 per month) for the management services performed for the properties owned by Mr. Erickson as we receive from unaffiliated owners of properties under management by us.

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

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                        Page 9

                                                             BANGLA PROPERTY MANAGEMENT, INC.

ITEM 7. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

BANGLA PROPERTY MANAGEMENT, INC.

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

March 31, 2005

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets	F-3

Statements of Operations	F-4

Statement of Stockholders’ Equity	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 to F-12

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                      Page 10

                                                             BANGLA PROPERTY MANAGEMENT, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors
Bangla Property Management Inc.

                We have audited the accompanying consolidated balance sheet of Bangla Property Management Inc. (the “Company) as of March 31, 2005 and 2004 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

                We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bangla Property Management Inc. as of March 31, 2005 and 2004 and the results of its operations, stockholders’ equity, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has limited working and continued operation losses, which raises substantial doubts about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Miller and McCollom

MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
June 30, 2005

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                       Page 11

                                                             BANGLA PROPERTY MANAGEMENT, INC.

Balance Sheets

ASSETS
	March 31, 2005	March 31, 2004
CURRENT ASSETS
Cash	$1,272	$14,239
Accounts receivable, Net of $3,000 allowance for doubtful accounts at March 31, 2005 Accounts receivable, related party Prepaid expenses	10,034 750 233	2,050 — —
Due from related party	740	—
Total current assets	13,029	16,289

PROPERTY AND EQUIPMENT Land and building, net of $893 accumulated depreciation	56,149	—
Maintenance equipment, net of $258 and $172 accumulated depreciation	172	258
Total property and equipment	56,321	258

Total assets	$69,350	$16,547

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	12,707	8,931
Accounts payable, related parties Current portion of mortgage payable	— 2,103	1,000 —
Total current liabilities	14,810	9,931
Mortgage payable Total liabilities	39,832 54,642	— 9,931
SHAREHOLDERS’ EQUITY
Common shares, 100,000,000 shares of no par value authorized, 7,325,000 shares issued and outstanding Accumulated other comprehensive income	30,525 1,378	30,525 —
Accumulated deficit	(17,195)	(23,909)
Total shareholders’ equity	14,708	6,616

Total liabilities and shareholders’ equity	$69,350	$16,547

The accompanying notes to financial statements are an integral part of this statement.

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                      Page 12

                                                             BANGLA PROPERTY MANAGEMENT, INC.

Statements of Operations

		Year Ending March 31, 2005		Year Ending March 31, 2004
REVENUES:

Property management fees Rental income		$32,149 4,860 37,009		$23,065 — 23,065

EXPENSES:
Management fees		1,800		1,800
Professional fees		16,502		29,579
Rent to related parties Provision for doubtful accounts		600 3,000		1,900 —
Depreciation Property taxes		979 951		86 —
Other administrative expenses		5,344		6,018
Total expenses		29,176		39,383

Net income (loss) from operations		7,833		(16,318)

Interest expense		(1,119)		(194)

Net income (loss)		$6,714		$(16,512)

Net (loss) per common share	$	*	$	*

Weighted average common shares outstanding		7,325,000		7,325,000

Less than $0.01 per share Other comprehensive income (loss) Net income (loss) Foreign currency translation adjustment Total comprehensive income (loss)		6,714 1,378 8,092		(16,512) — (16,512)

The accompanying notes to financial statements are an integral part of this statement.

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                      Page 13

                                                             BANGLA PROPERTY MANAGEMENT, INC.

Statement of Shareholders’ Equity

	Common Shares	Common Stock		Accumulated Other Comprehensive Income	Accumulated (Deficit)	Shareholders’ Equity

Balance March 31, 2003	7,325,000	$16,166		__	$(7,397)	$8,769

Capital contributions by shareholders	—	14,359		__	—	14,359

Net loss for the year ending March 31, 2003	___	___		___	(16,512)	(16,512)

Balance March 31, 2004	7,325,000	$30,525	$	___	$(23,909)	$6,616

Net income for the period ended March 31, 2005	___	___		___	$6,714	$6,714
Foreign currency translation adjustment	___	___		1,378	___	1,378

Balance March 31, 2005	7,325,000	$30,525		$1,378	$(17,195)	$14,708

The accompanying notes to financial statements are an integral part of this statement.

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                      Page 14

                                                             BANGLA PROPERTY MANAGEMENT, INC.

Statements of Cash Flows

	Year Ending March 31, 2005	Year Ending March 31, 2004
Cash flows from operating activities:
Net income (loss)	$6,714	$(16,512)
Reconciling adjustments -
Depreciation	979	86
Allowance for doubtful accounts	3,000	—

Changes in operating assets: Accounts receivable related party	(750)	—
Accounts receivable Prepaid expenses Due from related party	(10,984) (233) (740)	(1,900) — —
Accounts payable	3,776	12,223
Net cash provided by operating activities	1,762	(6,103)

Cash flows from investing activities:
Purchase of land and building	(14,260)	—
Net cash (used) by investing activities	(14,260)	—

Cash flows from financing activities:
Payment of mortgage Payment of loan to shareholder	(847) (1,000)	— —
Loans from shareholder	—	10,000
Net cash provided by financing activities	(1,847)	10,000
Foreign currency adjustment	1,378	—
Net increase in cash	(12,967)	3,897

Cash, beginning of period	14,239	10,342

Cash, end of period	$1,272	$14,239

Non-cash item: Exchange of mortgage for property	42,782
Supplementary disclosure of cash flow information:
Cash paid during period for interest	1,119	—
Cash paid during period for income taxes	—	—

Supplemental disclosure of noncash investing and financing activities:
Loans and accounts payable contributed by shareholder		14,359

The accompanying notes to financial statements are an integral part of this statement.

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                      Page 15

                                                             BANGLA PROPERTY MANAGEMENT, INC.

Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies

This summary of significant accounting policies of Bangla Property Management, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.  The financial statements are stated in United States of America dollars.

Organization and Description of Business

The Company was incorporated in the State of Colorado on June 15, 2001.

The Company is in the property management and property rental business. The Company currently offers the following general areas of service to existing and potential customers: new tenant placement services, month-to-month tenant management services for existing tenants, re-lease arrangements for existing tenants, tenant fee collection and eviction service, and exterior maintenance.

To date, the Company’s revenue has resulted from the management of residential properties.  The properties currently being managed are located in Saskatchewan, Canada.

The Company incorporated a wholly-owned subsidiary in the Province of Saskatchewan, Canada, on August 5, 2004, and currently owns rental property as described in Note 4.

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements."  Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

The Company’s revenues are derived principally from management fees, collection fees, rent and other related charges. Revenue is recognized from services when performed and billed. Rent is charged on a monthly basis to occupants.

Principles of Consolidation

The accompanying consolidated financial statements include the Company and its wholly owned subsidiary for the year ended March 31, 2005. All inter company accounts have been eliminated in the consolidated statements.

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                      Page 16

                                                             BANGLA PROPERTY MANAGEMENT, INC.

Notes to Financial Statements

Estimated Fair Value of Financial Instruments

The carrying value of accounts payable, and other financial instruments reflected in the financial statement approximates fair value due to the short-term maturity of the instruments.

Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”.  SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998.  Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The company currently has income (loss) resulting from foreign currency translation adjustments and net income (loss).

Income Taxes

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

Start-up Costs

The Company has adopted Statement of Position No. 98-5 (“SOP 98-5”), “Reporting the Costs of Start-Up Activities.” SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

Other

The Company’s fiscal year end is March 31.

The Company paid no dividends during the periods presented.

Certain comparative figures have been reclassified to conform to the current year presentation. In prior years, the company presented it financial statements as a development stage enterprise.

The Company consists of one reportable business segment.

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                      Page 17

                                                             BANGLA PROPERTY MANAGEMENT, INC.

Notes to Financial Statements

All revenue reported is from external customers in Canada.  All of the Company’s assets are located in the United States, except for its’ property and equipment, which is located in Canada.

The majority of the company’s cash flows (revenues and expenses) are in United States Dollars. Accordingly, the company’s functional currency is the United States Dollar.

The Company’s operating assets are principally located in Canada.

Note 2 - Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has insufficient working capital and continued operating losses, and therefore may be forced to discontinue operations.  This fact raises substantial doubt about the Company’s ability to continue as a going concern.  Management plans to raise additional capital to complete its business plan if the merger is not accomplished. There is no assurance the Company can raise sufficient funds to complete its business plan.

Note 3 – Recent Accounting Pronouncements

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

During 2004, the FASB issued SFAS No. 151, "Inventory costs - an amendment of ARB No. 43, Chapter 4, SFAS No. 152, "accounting for Real Estate Time-Sharing Transactions - an Amendment of FASB Statements No. 66 and 67", SFAS No. 123 (revised 2004), "Share-based Payment". The statements are effective for periods after these financial statements. We do not believe the impact of adoption of these statements will be significant to our overall results of operations or financial position.

                                                                                    F-9

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                      Page 18

                                                             BANGLA PROPERTY MANAGEMENT, INC.

Notes to Financial Statements

Note 4 - Property and Equipment

Components of property and equipment consist of:

	Cost	Accumulated Depreciation	Net Amount	Depreciation Rate and Method
Year ending March 31, 2005 -
Maintenance equipment	$430	$258	$172	Straight Line 5 Years
Year ending March 31, 2004 -
Maintenance equipment	$430	$172	$258	Straight Line 5 Years
Building	$44,642	$893	$43,749	Declining Balance
Land	$12,400	-	12,400	4% per annum

Depreciation has been provided in amounts sufficient to recover asset costs over their estimated useful lives. All components of property and equipment are being depreciated or amortized.

The Company through its subsidiary Bangla Properties Inc., acquired a duplex rental property in Regina, Saskatchewan, Canada, and owes a mortgage payable of $41,935 (CDN$50,726) against the land and building. The term of the mortgage is 60 months and the amortization is 25 years. The interest is a variable rate of the CIBC Prime Rate less 0.250% per annum. The monthly payment (principal and interest) is $273.73 (March 31 rate = CDN$331.10) property tax component $112.35 (March 31 rate = CDN$135.91), for a total monthly payment of 386.08 (CDN$467.01) per month. The mortgage matures September 13, 2009.

Note 5 – Mortgage Payable

The Company through its subsidiary Bangla Properties Inc., acquired a duplex rental property in Regina, Saskatchewan, Canada, and owes a mortgage payable of $41,935 (CDN$50,726) against the land and building. The term of the mortgage is 60 months and the amortization is 25 years. The interest is a variable rate of the CIBC Prime Rate less 0.250% per annum. The monthly payment (principal and interest) is $273.73 (March 31 rate = CDN$331.10) property tax component $112.35 (March 31 rate = CDN$135.91), for a total monthly payment of 386.08 (CDN$467.01) per month. The mortgage matures September 13, 2009.

Note 6 - Equity

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

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                      Page 19

                                                             BANGLA PROPERTY MANAGEMENT, INC.

Notes to Financial Statements

Note 7 - Income Taxes

The Company is subject to US and Canadian federal income taxes.  The Company has taxable income for the year ending March 31, 2005 that utilizes prior net operating losses.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss carryforwards.  The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards.  Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Year Ending	Estimated NOL Carryforward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
2002	$250	2022	$95	$(95)	$—
2003	7,500	2023	2,850	(2,850)	—
2003	16,500	2024	6,720	(6,720)	—
Total	$24,250		$9,215	$(9,215)	$—

The Company utilized approximately $11,440 of its loss carry forward for the year ending March 31, 2005. Accordingly, the Company reduced its valuation allowance by approximately $4,868, leaving a valuation allowance of $4,347.

Taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Canadian and US Federal income taxes at statutory rate	38%
Valuation allowance	(38%)
Actual income tax rate	—

Note 8 - Commitments and Contingencies (Related parties)

The Company has entered into two office rental agreements for renting office space in California commencing July 1, 2001 through June 30, 2005 from its President for $100 per month and from January 1, 2002 through June 30, 2005 in Canada for $50 per month from the President’s brother. The rental agreements are subject to early termination by the Company provided notice and required rental payments are made. The rental agreement with the Company's president was discontinued at the end of March 31, 2004.

Future base rent commitments during the years ended March 31 under these lease agreements are summarized as follows:

2005	150

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                      Page 20

                                                             BANGLA PROPERTY MANAGEMENT, INC.

Notes to Financial Statements

Note 9 - Related Party Transactions

The Company has property management contracts with its president for three properties. Income from these contracts was $1,800 for the year ended March 31, 2005 and 2004, for which there is $750 due at March 31, 2005 and $Nill due at March 31, 2004.

Accounts payable, related parties, consists of monies advanced to the Company by its President and his brother. The advances have no specific payment terms. On March 31, 2004, the President and his brother were owed $5,359. The President and his brother agreed to forgive $4,359 of the debt, and this amount has been recorded as contributed capital to the Company. On March 31, 2005, the President owed the Company $740 and his brother was owed $2,400.

Note 10 – Line of Credit

On March 1, 2003, the Company entered into a Loan Facility Agreement with White Sands, Inc., a Nevis corporation of which the Company’s president is the beneficial owner. The Loan Facility Agreement established a $50,000 unsecured line of credit from which the Company may borrow up to $50,000 upon seven days written notice to White Sands, Inc. All sums drawn down, if any, will accrue interest of 8% per annum and all amounts owing plus interest accrued are payable on demand by White Sands, Inc. upon 30 days written notice to the Company.

On October 17, 2003, the Company borrowed $10,000 under the line of credit. On March 31, 2004, White Sands, Inc. agreed to forgive the loan and all accrued interest. The amount due, including accrued interest, has been recorded as contributed capital to the Company.

Note 11 – Accounts Receivables

On March 31, 2005 the company set up an allowance for doubtful accounts of $3,000 as the result of management's study of the accounts receivable from management fees which were largely past due at March 31, 2005, has estimated that the amount provided may be uncollectible.

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                      Page 21

                                                             BANGLA PROPERTY MANAGEMENT, INC.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Report.

ITEM 8A. CONTROLS AND PROCEDURES.

Critical Accounting Policies

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

The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our financial statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations, and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our financial statements:

  Property and Equipment are amortized over their estimated useful lives. The carrying values of Property and Equipment are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.
  Revenue is recognized at the time of billing for completed services.

Recent Accounting Pronouncements

The following is disclosure regarding recent accounting pronouncements and their effect or potential effect on the Company’s financial statements.

The Company adopted Statement of Position No. 98-5 (“SOP 98-5”), “Reporting the Costs of Start-Up Activities.” SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

The Company adopted Statement of Financial Accounting Standards (“FAS”) No. 130, “Reporting Comprehensive Income”. FAS No.130 requires that the components and total amounts of comprehensive income be displayed in the financial statements. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The Company’s components of comprehensive income (loss) consist of a net loss.

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

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                      Page 22

                                                             BANGLA PROPERTY MANAGEMENT, INC.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information regarding the executive officers and directors of Bangla Property Management, Inc. as of June 30, 2005.

Name                                       Age                             Title                                                      Term of
--------                                    ----------                    ----------                                              ----------
Shawn Erickson                           45                            President, Chief                                       1 Year
Regina, Saskatchewan                                                  Executive Officer,
                                                                                    Chair of the Board,
                                                                                    Secretary, Treasurer,
                                                                                    Principal Financial Officer,
                                                                                    Principal Accounting Officer

Edward Granados                        54                             Director                                                  1 Year
Woodside, California

Mark Christian                             53                             Director                                                  1 Year
San Carlos, California

Rory Erickson                              47                             General Manager                                     N/A
Regina, Saskatchewan

Shawn Erickson
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

Mark Christian
For the last 15 years, Mr. Christian has owned, maintained and managed residential real estate. In this regard, he has been self-employed.  In this capacity, he has owned and managed a 12 suite apartment building in Southern California for 18 years.  This investment has been disclosed to the Board of Directors and no conflict of interest is perceived at this time.

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                      Page 23

                                                             BANGLA PROPERTY MANAGEMENT, INC.

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

Rory Erickson
Mr. Erickson is currently and has been continuously employed by Inter Provincial Pipe and Steel, Inc. (“IPSCO”) as a supervisor of the Rolling Mill since 1976.  IPSCO is a steel manufacturer located in Regina, Saskatchewan, Canada.  Rory Erickson has no formal education beyond receiving his grade 12.  Mr. Erickson works on a “shiftwork” basis with IPSCO which permits him to have sufficient time to dedicate to Bangla Property Management, Inc.

Mr. Rory Erickson was hired as General Manager on January 1, 2002 for an indefinite period of time.  Mr. Erickson intends to devote approximately 50% of his time to the company until such time as more time is required of him.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the salaries and directors’ fees paid to our executives on an annual basis.

                                          Directors’                 Stock based
Person                                 Position                       Salary                  fees                    Compensation            Total
-----------------------   --------------------       --------------          ---------------    ----------------          ---------------

                                                                             2004    2005         2004    2005       2004      2005           2004  2005
                                                                             ------    ------       ------    ------     ------      ------         ------  ------

Shawn Erickson        President, Chief                    $0.00    $0.00        $0.00   $0.00      $0.00     $0.00        $0.00   $0.00
                                  Executive Officer,
                                  Treasurer, Secretary,
                                  Principal Financial
                                  Officer, Principal
                                  Accounting Officer
                                  and Director

Edward Granados      Director,                            $0.00   $0.00          $0.00   $0.00        $0.00    $0.00         $0.00  $0.00

Mark Christian           Director                            $0.00   $0.00           $0.00   $0.00        $0.00    $0.00         $0.00  $0.00

Rory Erickson            General Manager             $1,800  $1,800         $0.00   $0.00       $0.00     $0.00         $1,800 $1,800

We currently have three directors, Shawn Erickson, Edward Granados and Mark Christian.

Mr. Erickson received 6,000,000 of our common shares as compensation for services rendered to us up to June 30, 2001 which were valued at $600.   This was a one-time payment.  On December 6, 2004, Mr. Shawn Erickson, beneficial owner of White Sands, sold 3,000,000 shares to several individuals for a total of $150,000.  Mr. Erickson no longer owns any shares of the company however he continues to be a director and officer of the company.

On January 21, 2003, Mr. Shawn Erickson entered into share purchase agreements with Mr. Granados and Mr. Christian whereby he transferred 1,500,000 shares of his common stock in the Company to each of them at $0.0001 per common share for total proceeds to Mr. Shawn Erickson of $300.00.

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                      Page 24

                                                             BANGLA PROPERTY MANAGEMENT, INC.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 31, 2005, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

                                                         AMOUNT AND NATURE                PERCENT OF
                                                         OF BENEFICIAL SHARES               OUTSTANDING
                NAME                              OWNED                                             OWNERSHIP
-------------------------------           ----------------------------------         ----------------------------

Shawn Erickson(1)                             Nil                                                                    0%
Edward Granados                              1,500,000                                                      21%
Mark Christian                                   1,500,000                                                       21%
Rory Erickson                                     Nil                                                                   0%
Total                                                   3,000,000                                                     42%
-------------------------------

On December 6, 2004, Mr. Shawn Erickson, beneficial owner of White Sands, sold 3,000,000 shares to several individuals for a total of $150,000.  Mr. Erickson no longer owns any shares of the company however he continues to be a director and officer of the company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TANSACTIONS.

We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties.  To date, several related party transactions have taken place.

On July 1, 2001, we issued 6,000,000 common voting shares of the common stock at $0.0001 per share to Mr. Shawn Erickson in consideration for services rendered to the Company, which were valued at $600.  At the time of the issuance, the Board valued the transaction at the fair value of the services rendered, which amounted to $600.  On the transaction date, the Company’s stock had no reliable fair value.  The sum of $600 is included in the accompanying financial statements as stock-based compensation expense.  These shares are restricted securities and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

Since the date of incorporation, Mr. Erickson has incurred expenses related to and on behalf of Bangla. To March 31, 2005, these sums, which total $4,359, have been recorded as equity contributed by Mr. Shawn Erickson as Paid in Capital.

On January 21, 2003, Mr. Erickson entered into share purchase agreements with Mr. Granados and Mr. Christian whereby he transferred 1,500,000 shares of his common stock in the Company to each of them at $0.0001 per common share for total proceeds to Mr. Erickson of $300.00.

Three of the forty residential properties under Management by us are owned by Mr. Erickson, the President, CEO, Director and controlling shareholder of Bangla.  Despite the fact that these agreements were not negotiated at arm’s length, the basic form of the agreements are identical to that of the Property Management Agreements relating to the properties managed by us that were negotiated at arm’s length with unaffiliated persons.  Further, we receive the identical management fee (i.e.,

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                      Page 25

                                                             BANGLA PROPERTY MANAGEMENT, INC.

$50.00 per month) for the management services performed for the properties owned by Mr. Erickson as we receive from unaffiliated owners of properties under management by us.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

(a)       Audited Financial Statements (included in Part 11 of this Report):

            Auditor’s Report
            Balance Sheet – March 31, 2005

            Statements of  Operations and Deficit - March 31, 2005

            Statements of Cash Flows – March 31, 2005

            Statement of Stockholders’ Equity – March 31, 2005

            Notes to Financial Statements – March 31, 2005

(b)  Reports on Form 8-K

                    None.

(c)  Exhibit 14.1 Code of Ethics
      Exhibits 31.1 and 32.1  – Certification

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

The company’s accountant is hired on a contract basis to prepare the monthly, quarterly and year-end statements.  The accountant is paid an hourly fee of $150.00 Canadian or approximately $122.00 US at the conversion rate on June 30, 2005.

The auditor’s fee for fiscal 2005 is $6,800 and the total audit invoices expenses in fiscal 2004 is $10,675

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                      Page 26

                                                             BANGLA PROPERTY MANAGEMENT, INC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bangla Property Management, Inc.
________________________________________________
(Registrant)

By /s/ Shawn Erickson, President, Chief Executive Officer, Chief Financial Officer and Director__
(Signature and Title)*

Date _June 30, 2005_________________________________

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                      Page 27