Form 10QSB
period 2005-06-30
BANGLA PROPERTY MANAGEMENT INC
filed 2005-08-18
CIK 1174741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2005

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to ________________

Commission file number: 333-105903

Bangla Property Management, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado                                                        84-1595829
(State or other jurisdiction of incorporation or organization)           (IRS Employer Identification No.)

3540 Albert Street, Regina, Saskatchewan, Canada  S4S 3P5
(Address of principal executive offices)

Telephone (306) 306-586-6643
(Issuer’s telephone number)

None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X] Yes    No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     [  ] Yes      [  ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Transitional Small Business Disclosure Format (Check one):        [  ] Yes        [X] No

     As of June 30, 2005, the Registrant had 7,325,000 shares of Common Stock issued and outstanding

SEC 2334 (1-04)) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control

                                             BANGLA PROPERTY MANAGEMENT, INC.

_______________________________________________________________________________________
Form 10QSB for the period ending June 30, 2005                                                                     Page i

                                             BANGLA PROPERTY MANAGEMENT, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS

June 30, 2005

Page

Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Notes to Financial Statements	F-5 to F-7

_______________________________________________________________________________________
Form 10QSB for the period ending June 30, 2005                                                                     Page 2

                                             BANGLA PROPERTY MANAGEMENT, INC.

Balance Sheets
Unaudited

ASSETS
	June 30, 2005 (unaudited)	March 31, 2005 (Note 1)
CURRENT ASSETS
Cash	$769	$1,272
Accounts receivable, Net of $3,000 allowance for doubtful accounts	10,680	10,034
Accounts receivable, related party Prepaid expenses Due from related party	450 92 745	750 233 740
Total current assets	12,736	13,029

PROPERTY AND EQUIPMENT Land and building, net of $1,313 and $893 accumulated depreciation	54,998	56,149
Maintenance equipment, net of $280 and $172 accumulated depreciation	150	172
Total property and equipment	55,148	56,321

Total assets	$67,884	$69,350

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	13,817	12,707
Current portion of mortgage payable	1,892	2,103
Total current liabilities Mortgage payable Total liabilities	15,709 39,476 55,185	14,810 39,832 54,642

SHAREHOLDERS’ EQUITY
Common shares, 100,000,000 shares of no par value authorized, 7,325,000 shares issued and outstanding Accumulated other comprehensive income	30,525 1,148	30,525 1,378
Accumulated deficit in the development stage	(18,974)	(17,195)
Total shareholders’ equity	12,700	14,708

Total liabilities and shareholders’ equity	$67,884	$69,350

The accompanying notes to financial statements are an integral part of this statement.

_______________________________________________________________________________________
Form 10QSB for the period ending June 30, 2005                                                                     Page 3

                                             BANGLA PROPERTY MANAGEMENT, INC.

Statements of Operations
(Unaudited)

		3 Months Ending June 30, 2005		3 Months Ending June 30, 2004
REVENUES:

Property management fees Rental income		$7,776 2,267		$7,662 —
		10,043		7,662
EXPENSES:
Management fees		450		450
Professional fees		8,727		4,300
Rent		150		150
Depreciation Property taxes		447 328		22 —
Other administrative expenses		1,325		1,117
Total expenses		11,427		6,039

Net income (loss) from operations		(1,384)		1,623

Interest expense		395		—

Net income (loss)		$(1,779)		$1,623

Net (loss) per common share	$	*	$	*

Weighted average shares outstanding		7,325,000		7,325,000

Less than $0.01 per share Other comprehensive income (loss) Net income (loss) Foreign currency translation adjustment		(1,779) (230)		1,623 —
		(2,009)		1,623

The accompanying notes to financial statements are an integral part of this statement.

_______________________________________________________________________________________
Form 10QSB for the period ending June 30, 2005                                                                     Page 4

                                             BANGLA PROPERTY MANAGEMENT, INC.

Statements of Cash Flows
Unaudited

	3 Months Ending June 30, 2005	3 Months Ending June 30, 2004
Cash flows from operating activities:
Net income (loss)	$(1,779)	$1,623
Reconciling adjustments -
Depreciation	447	22

Changes in operating assets: Accounts receivable related party	300	—
Accounts receivable Prepaid expenses Due from related party	(646) 141 —	— — (1,116)
Accounts payable	1,110	967
Net cash provided (used) by operating activities	(427)	1,446

Cash flows from investing activities:
Purchase of land and building	—	—
Net cash (used) by investing activities	—	—

Cash flows from financing activities:
Payment of mortgage	(282)	—

Net cash provided (used) by financing activities	(282)	—
Foreign currency adjustment	206	—
Net increase (decrease) in cash	(709)	1,446

Cash, beginning of period	1,272	14,239

Cash, end of period	$769	$15,685

Non-cash item: Exchange of mortgage for property	41,393
Supplementary disclosure of cash flow information:
Cash paid during period for interest	395	—
Cash paid during period for income taxes	—	—

Supplemental disclosure of non-cash investing and financing activities:
Loans and accounts payable contributed by shareholder	—	—

The accompanying notes to financial statements are an integral part of this statement.

_______________________________________________________________________________________
Form 10QSB for the period ending June 30, 2005                                                                     Page 5

                                             BANGLA PROPERTY MANAGEMENT, INC.

Notes to Financial Statements
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

The accompanying consolidated financial statements included herein have been prepared by Bangla Property Management, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the March 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect dependent upon facts that will exist, and procedures that will be accomplished by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included.

Amounts shown for March 31, 2005 were taken from the audited financial statements of those dates.

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

_______________________________________________________________________________________
Form 10QSB for the period ending June 30, 2005                                                                     Page 6

                                             BANGLA PROPERTY MANAGEMENT, INC.

Notes to Financial Statements
(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the Company and its wholly owned subsidiary for the three months ended June 30, 2005. All inter company accounts have been eliminated in the consolidated statements.

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

_______________________________________________________________________________________
Form 10QSB for the period ending June 30, 2005                                                                     Page 7

                                             BANGLA PROPERTY MANAGEMENT, INC.

Notes to Financial Statements
(Unaudited)

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

_______________________________________________________________________________________
Form 10QSB for the period ending June 30, 2005                                                                     Page 8

                                             BANGLA PROPERTY MANAGEMENT, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

We have received a going concern opinion from our auditors because we have not generated sufficient revenues since our inception to cover our expenses and are therefore sustaining losses.  Our revenues began on November 1, 2001.  Our deficit as of our year ended on March 31, 2005 was $(17,195) and as of June 30, 2005, the accumulated deficit was $(18,974).  During the three months ended June 30, 2005, the deficit increased by $1,779.  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  We have expensed all development expenses related to the establishment of the company.

Our operating expenses are classified into six categories:

Management Fees
Professional Fees
Rent
Depreciation
Advertising
Other Administrative Expenses

Management fees consist of fees paid to employees, directors and consultants either by way of money and or stock compensation.  Fees of $450 were paid to one contract employee for the period ended June 30, 2005 and $450 for the period ended June 30, 2004 respectively. No fees are currently being paid to any management or board members.

Professional Fees consist primarily of our contracted accounting, audit fees and legal fees. These amounted to $8,727 for the period ended June 30, 2005 and $4,300 for the period ended June 30, 2004.  The increase in professional fees period over period is attributable primarily to fees in the prior year for our interim and year end audit and auditor reviews of our quarterly financial statements.

Rent refers to rent paid or booked as being due in respect of the storage space provided to us by Mr. Rory Erickson, the total amount of these amounted to $150 for the period ended June 30, 2005. This compares with $150 for the period ended June 30, 2004.

Depreciation has been provided in amounts sufficient to recover asset costs over their estimated useful lives.  The equipment used in operations is being depreciated in a Straight Line method over five years.  Our equipment has been depreciated by a total of $22 for the period ended June 30, 2005, and $22 for the same period during 2004. The residential rental building acquired during the period is being depreciated on a declining balance basis of 4% per annum. The building has been depreciated by a total of $425 for the period ended June 30, 2005.

Advertising refers to amounts expended by us on behalf of property owners to advertise their properties for rent in local newspapers.  During fiscal 2005 and 2004, we expended nil funds on advertising.

Other Administrative Expenses refers to our office supplies, telephone expenses, bank charges, fees to process and file documents with the SEC, stock transfer fees and corporate filing fees with the State of Colorado. These amounted to $1,325 for the period ended June 30, 2005 and $1,117 for the period ended June 30, 2004

_______________________________________________________________________________________
Form 10QSB for the period ending June 30, 2005                                                                     Page 9

                                             BANGLA PROPERTY MANAGEMENT, INC.

respectively. The relative increase in 2005 versus 2004 is attributable primarily to the addition administrative expenses related to the subsidiary company.

Our prospects must be considered highly speculative in light of the risks, expenses and difficulties frequently experienced by companies in early stages of development, particularly companies in rapidly evolving markets like ours.

Results of Operations

Sales improved year over year to $10,043 from $7,662 respectively for the period ended June 30, 2005 versus DJune 30, 2004. This increase is the result of an ongoing marketing campaign by the President and the General Manager, and the addition of rental income from the residential building of $2,267.

We realized a net loss of $(1,779) for the period ended June 30, 2005, compared to net income of $1,623 for the period ended June 30, 2004. The decrease in net income is primarily due to the increase in professional fees, and the additional depreciation and property tax expense.

We do not expect our management fees expenses to increase next quarter but expect them to remain at the current level.

We anticipate that professional fees will remain at the current level. However, we are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the recently enacted Sarbanes-Oxley Act.  We are also optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base.

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

_______________________________________________________________________________________
Form 10QSB for the period ending June 30, 2005                                                                     Page 10

                                             BANGLA PROPERTY MANAGEMENT, INC.

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

Our operating activities used cash resources of $(427) for the period ended June 30, 2005, compared to providing $1,446 for the same period 2004. Increases in accounts payable have been a primary contributor toward meeting our cash flow requirements. Uses of funds have included activities to establish our business, acquire equipment, and the payment of salaries, rents, professional fees and other administrative expenses.

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

The Company through its subsidiary owes a mortgage payable of $41,368 (CDN$50,690) against the land and building owned in the subsidiary Bangla Properties Inc. The term of the mortgage is 60 months and the amortization is 25 years. The interest is a variable rate of the CIBC Prime Rate less 0.250% per annum. The monthly payment (principal and interest) is $273.73 (CDN$331.10), property tax component $112.35

_______________________________________________________________________________________
Form 10QSB for the period ending June 30, 2005                                                                     Page 11

                                             BANGLA PROPERTY MANAGEMENT, INC.

(CDN$135.91), for a total monthly payment of $386.08 (CDN$467.01) per month. The mortgage matures September 13, 2009.

As at June 30, 2005 and March 31, 2005, we had cash and cash equivalents of $769 and $1,272 respectively. Although we believe we are adequately capitalized, based on the risk factors for a company at our stage of development, we acknowledge we may need to raise additional capital within the next twelve months. As at August 13, 2005, the company had cash on hand of $273.

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

Mr. Rory Erickson was hired as General Manager on January 1, 2002 for an indefinite period of time.  Mr. Rory Erickson intends to devote approximately 50% of his time to the company until such time as more time is required of him. Since inception to June 30, 2005, Mr. Rory Erickson has received $6,350 in management fees.

_______________________________________________________________________________________
Form 10QSB for the period ending June 30, 2005                                                                     Page 12

                                             BANGLA PROPERTY MANAGEMENT, INC.

Mr. Shawn Erickson has received no monetary fees for his services, but did receive a one-time stock based compensation payment of $600 during fiscal 2002.

ITEM 3. CONTROLS AND PROCEDURES.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations.” The Statement is to be adopted for all business combinations initiated after June 30, 2001. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS No. 142 “Accounting for Goodwill and Intangible Assets.” In accordance with certain provisions of the Statement, goodwill acquired after June 30, 2001 is not amortized. All provisions of the Statement are required to be applied in the fiscal year beginning after December 15, 2001. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Company adopted this statement for the year ending December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

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

_______________________________________________________________________________________
Form 10QSB for the period ending June 30, 2005                                                                     Page 13

                                             BANGLA PROPERTY MANAGEMENT, INC.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not aware of any legal proceedings or pending legal proceedings against us.  We may however be involved, from time to time, in various legal proceedings and claims incident to the normal conduct of our business.

_______________________________________________________________________________________
Form 10QSB for the period ending June 30, 2005                                                                     Page 14

                                             BANGLA PROPERTY MANAGEMENT, INC.

ITEM 2. CHANGES IN SECURITIES.

None to report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

ITEM 5. OTHER INFORMATION.

None to report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

31.1         Certification of Chief Executive and Chief Financial Officer;
32.1         Certification of Chief Executive and Chief Financial Officer.

Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                          Bangla Property Management, Inc.
                                                                          (Registrant)

Date: ____August 13, 2005____                       /s/ Shawn Erickson, President, CEO & CFO_____
                                                                         (Signature)*

*Print the name and title of each signing officer under his signature.

_______________________________________________________________________________________
Form 10QSB for the period ending June 30, 2005                                                                     Page 15