Form 10QSB/A
period 2005-06-30
CHINA PROPERTIES DEVELOPMENTS INC
filed 2005-11-30
CIK 1174741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

31.1         Certification of Chief Executive and Chief Financial Officer;
32.1         Certification of Chief Executive and Chief Financial Officer.

Reports on Form 8-K

None

_______________________________________________________________________________________
Form 10QSB for the period ending June 30, 2005                                                                     Page 15

                                             BANGLA PROPERTY MANAGEMENT, INC.

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

_______________________________________________________________________________________
Form 10QSB for the period ending June 30, 2005                                                                     Page 16