Form 10KSB/A
period 2005-03-31
CHINA PROPERTIES DEVELOPMENTS INC
filed 2005-12-06
CIK 1174741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB/Amendment 2

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

ITEM 8A. CONTROLS AND PROCEDURES.

Critical Accounting Policies

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s certifying officer has concluded that the Company’s disclosure controls and procedures are effective in reaching that level of assurance.

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

Bangla Property Management, Inc.
________________________________________________
(Registrant)

By /s/ Shuo Lou Chief Financial Officer
(Signature and Title)*

Date _December 2, 2005_________________________________

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                      Page 27