Form 10QSB/A
period 2005-06-30
CHINA PROPERTIES DEVELOPMENTS INC
filed 2005-12-06
CIK 1174741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/Amendment 2
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

                                                                          Bangla Property Management, Inc.
                                                                          (Registrant)

Date: ____December 2, 2005____                     /s/ Shuo Lou, Chief Financial Officer_____
                                                                          (Signature)*

*Print the name and title of each signing officer under his signature.

_______________________________________________________________________________________
Form 10QSB for the period ending June 30, 2005                                                                     Page 16