Form 10KSB/A
period 2005-03-31
CHINA PROPERTIES DEVELOPMENTS INC
filed 2005-12-15
CIK 1174741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB/Amendment 3

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

            Statements of  Operations and Deficit - March 31, 2005

            Statements of Cash Flows – March 31, 2005

            Statement of Stockholders’ Equity – March 31, 2005

            Notes to Financial Statements – March 31, 2005

(b)  Reports on Form 8-K

                    None.

(c)  Exhibits

      14.1 Code of Ethics
      31.1 and 31.2  Certification of Chief Executive and Chief Financial Officer;
      32.1 and 32.2  Certification of Chief Executive and Chief Financial Officer;

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

Bangla Property Management, Inc.
________________________________________________
(Registrant)

By /s/ Shuo Lou Chief Financial Officer
(Signature and Title)*

Date _December 14, 2005_________________________________

10KSB – Period Ending March 31, 2005                         Bangla Property Management, Inc.                      Page 27