Form 10QSB
period 2005-09-30
CHINA PROPERTIES DEVELOPMENTS INC
filed 2005-12-20
CIK 1174741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2005

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

89 Chang’an Middle Road , Yangming International Tower, 26th and 27th Floors
Xi’an, China
(operating office)
(Address of principal executive offices)

Telephone: 86 29 85257560
(Issuer’s telephone number)

Bangla Property Management, Inc. March 31, 2005
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X]  Yes     [  ]  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]  Yes    [X]  No

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

     As of September 30, 2005, the Registrant had 17,325,000 shares of Common Stock issued and outstanding

SEC 2334 (1-04)) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.)

Form 10QSB for the period ending September 30, 2005                                                                          Page   i

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

September 30, 2005

Page

Financial Statements:

Consolidated Balance Sheets	F-1

Consolidated Statements of Income	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Financial Statements	F-4 to F-8

Form 10QSB for the period ending September 30, 2005                                                                          Page   1

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries

CONSOLIDATED BALANCE SHEET

September 30,
2005
(unaudited)
ASSETS
Current Assets:
Cash	$146,862
Accounts receivable, net	2,909,378
Loan to officers	829,785

Total current assets	3,886,025

Long-term Investment	370,737
Property and Equipment, net (Note 6)	13,909,870
Due from Affiliates (Note 4)	2,382,459
Other Assets (Note 7)	1,291,224

Total Assets	$21,840,315 =====================

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
Bank loans (Note 9)	$7,427,088
Accounts payable and accrued expenses	1,479,658
Due to affiliates (Note 5)	2,218,223
Customer deposits	10,901
Taxes payable	556,048
Due to officers	3,147,610

Total Current Liabilities	14,839,528

Long-term Liabilities	443,105

Participating Interest (Note 10)	3,401,175

Total Liabilities	18,683,808

Minority Interest	306,812

Stockholders' Equity
Common stock, 100,000,000 shares of no par value authorized;
17,325,000 shares issued and outstanding as of September 30, 2005	174,925
Additional paid-in capital	1,833,232
Retained earnings	811,028
Accumulated comprehensive income	30,510

Total Stockholders' Equity	2,849,695
Total Liabilities and Stockholders' Equity	$21,840,315 =====================

See Notes to Financial Statements
F-1

Form 10QSB for the period ending September 30, 2005                                                                          Page   2

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(unaudited)

Revenues
Sales	$427,148	$163,170	$2,063,617	$2,843,184
Cost of sales	255,526	-	1,530,481	2,126,446

Gross Profit	171,622	163,170	533,136	716,738

Operating Expenses
Selling expenses	17,035	-	102,032	141,763
General and administrative expenses	105,783	98,364	330,401	372,169

Total Operating Expenses	122,818	98,364	432,433	513,932

Income (Loss) before Provision For Income tax	48,804	64,806	100,703	202,806

Provision for Income Tax	16,105	21,386	31,899	38,000

Income before Minority Interest	32,699	43,420	68,804	164,806

Minority Interest	3,178	6,006	6,688	16,019

Net Income	29,521	37,414	62,116	148,787

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	30,510	-	30,510	-

Comprehensive Income (Loss)	$60,031 ==========	$37,414 ==========	$92,626 ==========	$148,787 ==========

Basic and fully diluted earnings per share	$0.00 ==========	$0.00 ==========	$0.01 ==========	$0.01 ==========

Weighted average shares outstanding	$17,325,000 ==========	$17,325,000 ==========	$17,325,000 ==========	$17,325,000 ==========

See Notes to Financial Statements.
F-2

Form 10QSB for the period ending September 30, 2005                                                                          Page   3

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Nine Months Ended
	September
	2005		2004
	(unaudited)
Operating Activities

Net income	$29,520		$37,414
Adjustments to reconcile net income to net cash provided (used) by operating activities:

Depreciation and amortization	22,283		55,650
Minority interest (income)	3,178		6,006
Changes in operating assets and liabilities:
Accounts receivable	(1,600,762)		(1,268,611)
Other assets	(263,936)		1,854,952
Accounts payable and accrued expenses	(423,338)		(1,877,195)
Customer deposits	(11,677)		2,605,429
Taxes payable	(225,756)		(13,083)

Net cash provided (used) by operating activities	(2,470,488)		1,400,562

Investing Activities
Sale (Purchase) of fixed assets	(1,492,823)		(3,748,599)

Net cash (used) by investing activities	(1,492,823)		(3,748,599)

Financing Activities
Bank loans (current)	117,676		-
Loan to officers	(144,613)		-
Officers' loans repaid	2,264,344		3,999,949
Loan to affiliates	1,244,884		(2,632,727)
Affiliates' loans repaid	(10,623)		1,654,033
Long-term borrowing	261,259		-

Net cash provided by financing activities	3,732,927		3,021,255

Increase (decrease) in cash	(230,384)		673,218
Cash at beginning of period	171,354		454,360
Effects of exchange rates on cash	169,787		-

Cash at end of period	$110,757 =============		$1,127,578 =============

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$252,233 =============		$297,000 =============
Income taxes	$49,878 =============	$	- =============

See Notes to Financial Statements.
F-3

Form 10QSB for the period ending September 30, 2005                                                                          Page   4

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND OPERATIONS

China Properties Developments, Inc. (the "Company") was incorporated in the State of Colorado on June 15, 2001.  The Company presently engages in the business of real estate development, property management and the related services in Xi'an City, Shanxi Province, Peoples Republic of China ("PRC").

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

Economic and Political Risks
The Company faces a number of risks and challenges since its assets are located in the PRC and its revenues are derived from its operations therein.  The PRC is a developing country with an early stage market economic system, overshadowed by the state.  Its political and economic systems are very different from the more developed countries and are in a state of change.  The PRC also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationships with other countries, including the United States.  Such shocks, instabilities and crises may in turn significantly and negatively affect the Company's performance.

Basis of Presentation
The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which in the opinion of management, are necessary for a fair statement of the result of operations for the periods shown.  The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period.

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation.  Inter-company transactions have been eliminated in consolidation.

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the "Accounting Standards for Business Enterprises" and "Accounting system for Business Enterprises" in the PRC ("PRC GAAP").

Certain accounting principles,  which are stipulated by US GAAP, are not applicable in the PRC.  The difference between PRC GAAP accounts of the Company and its US GAAP financial statements is immaterial.

Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered cash equivalents.  Substantially all of the Company's cash and cash equivalents are held by two financial institutions.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results when ultimately realized could differ from these estimates.

Form 10QSB for the period ending September 30, 2005                                                                          Page   5

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

Note 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Employees' Benefits
Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments.  The cost of these payments is charged to the statement of income in the same period as the related salary cost.

Fair Value of Financial Instruments
The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at September 30, 2005 due to the relatively short-term nature of these instruments.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in the US and the PRC expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency Translation
The Company maintains its books and accounting records in Renminb ("RMB"), the PRC's currency.  Translation of amounts from RMB into United States dollars ("US$") has been made at the single rate of exchange of US$1.00:RMB8.277.  No representation is made that RMB amounts could have been or could be, converted into US dollars at that rate.  On January 1, 1994, the PRC government introduced a single rate of exchange, quoted daily by the People's Bank of China (the "Unified Exchange Rate").  The quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies.  All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China.  Approval of foreign currency payments by the Bank of China or other institutions requires submission of a payment application form together with supplier's invoices, shipping documents and signed contracts.

On July 21, 2005, the People's Bank of China, China's central bank, announced that, beginning on July 21, 2005, China will implement a regulated, managed floating exchange rate system based on market supply and demand and with reference to a package of currencies.  RMB will no longer be pegged to the US dollar and the RMB exchange rate structure will be subject to some fluctuation.

The People's Bank of China will announce the closing price of a foreign currency, such as the US dollar against the RMB, in the inter-bank foreign exchange market after the closing of the market on each working day, and will make it the central parity for the trading against the RMB on the following working day.

The exchange rate of the US dollar against the RMB was adjusted to 8.11 yuan per US dollar on July 21, 2005.  On September 30, 2005, the exchange rate is US$1.00:RMB8.092.

The daily trading price of the US dollar against the RMB in the inter-bank foreign exchange market will be allowed to float within a band of 0.3 percent around the central parity published by the People's Bank of China, while the trading prices of the non-US dollar currencies against the RMB will be allowed to move within a certain band announced by the People's Bank of China.

The People's Bank of China will make adjustment of the RMB exchange rate band when necessary, according to market developments as well as economic and financial situations. The People's Bank of China is responsible for stabilizing and adapting the RMB exchange rate.

Form 10QSB for the period ending September 30, 2005                                                                          Page   6

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries

Note 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, Plant and Equipment
Property, plant and equipment are carried at cost.  The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.  The percentages applied are:

                          Machinery and equipment                     20%
                          Vehicles                                               20%
                          Office furniture and equipment             20%

Valuation of Long-Lived assets
The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Earnings (Loss) Per Share
Basic and diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  There are no dilutive securities issued and outstanding.

Note 3 - RELATED PARTY TRANSACTIONS

The Company leases office and retail space to an affiliate Shaanxi JiaHui Hantang Book Publishing Co., Ltd.  The lease period is from January 1, 2003 to December 31, 2007.  The rent is $192,100 per year and the rent is payable semi-annually.  As of September 30, 2005, the Company is owed $550,312 in rents from the affiliate.

Note 4 -  DUE FROM AFFILIATES

                                                                                                            September 30,
                Due from affiliates consists of the following:                                    2005

                Real Estate Management Department                                      $     90,413

                Shaanxi JiaHui Hantang Book Publishing                                       550,312
                Xiangrui Ltd.                                                                             1,473,049
                Shaanxi JiaHui Real Estate Ltd.                                                    268,685

                                                                                                              $2,382,459
                                                                                                              ========

Note 5 - DUE TO AFFILIATES

                         Due to affiliates consists of the following:                                        2005

                         Rui Ze Industrial Ltd.                                                              $  1,256,638
                         Shannxi Zhengyang Ltd.                                                                 961,585

                                                                                                                       $  2,218,223
                                                                                                                       =========

Form 10QSB for the period ending September 30, 2005                                                                          Page   7

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

Note 6 - PROPERTY AND EQUIPMENT

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

                                                                                                 September 30,
                                                                                                2005
Vehicles                                                                                          $   328,620
Machinery and equipment                                                                            482
Office equipment                                                                                    33,941
Office furniture                                                                                        63,870
                                                                                                            426,913

Less: Accumulated depreciation                                                         (293,435)
                                                                                                           133,478

Finished construction project-Jiahui Building                                      7,513,196
Construction in progress-Yangming Building                                      6,263,198

Total                                                                                             $13,909,872

Depreciation expense charged to operations was $22,283 the nine months ended September 30, 2005.

Note 7 - OTHER ASSETS

Other assets consist of the following:
                                                                                                  September 30,
                                                                                                  2005
Restricted cash                                                                              $  1,191,220
Security deposit                                                                                    100,004
                                                                                                     $  1,291,224

Note 8 - BANK LOANS

Bank loans at September 30, 2005 consist of the following:

                                                                                   Loan                              Monthly
Financial Institutions                        Amount                 Duration                         Interest Rate         Collateral

Dong San Yao Credit Corp.        $  494,316               12/31/04-12/30/05         0.66375%           Yangming Building
Dong San Yao Credit Corp.              12,357               03/01/05-02/28/06         0.66375%           Yangming Building
Dong San Yao Credit Corp.            247,158               12/30/04-12/30/05         0.66375%            Shareholder Guaranteed
Southern Subbranch
of Bank of China                             494,316               04/26/05-04/26/06         0.58410%            CD US$500,000
Southern Subbranch
of Bank of China                          2,471,572               06/15/05-06/15/06         0.68961%            Yangming Building
Tumen Credit Corp.                        370,737               05/29/05-05/29/06         0.66375%            Yangming Building
Dayian tower Credit Corp.              370,737               11/30/04-11/30/05         0.88500%            Yangming Building
Xinjiapo Credit Corp.                     370,737               03/19/05-03/19/06         0.66375%             Jiahui Building
Dengjiapo Credit Corp.                  370,737               03/19/05-03/19/06         0.66375%             Jiahui Building
Dengjiapo Credit Corp.                  370,737               03/19/05-03/19/06         0.66375%             Jiahui Building
Oujiang Credit Corp.                      370,737               03/19/05-03/19/06         0.66375%             Jiahui Building
Yanta Corp. Association,
Xiaozhai East Road Branch            370,737               03/21/05-03/21/06         0.66375%              Jiahui Building
Electronic City Credit Corp.           556,105               11/20/04-11/20/05         0.66375%             Yangming Building
Changyanbao Credit Corp.            556,105               12/02/04-12/04/05         0.66375%              Yangming Building
                                              $  7,427,088
                                              =========

Form 10QSB for the period ending September 30, 2005                                                                          Page   8

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

Note 9 - BUSINESS COMBINATIONS

Effective October 14, 2005, Wollaston Industrial Limited ("Wollaston"), the parent company of Xi'an Jiahui Real Estate Co., Ltd. ("Jiahui') completed its merger agreement with Bangla Property Mangement, Inc.("Bangla").  The agreement provided for Bangla to issue 10,000,000 shares of its common stock to acquire 100% of Wollaston in a transaction accounted for as a reverse merger.

Wollaston was incorporated on April 21, 2004 in British Virgin Islands ("BVI") under the International Business Companies Act, as a limited liability corporation.  Wollaston owns 90.28% of Jiahui, which was established in Xi'an City, Shanxi Province, PRC on December 17, 1996 under the Company Law of PRC.  Jiahui engages in the business real estate development, property management and the related services.

Note 10 - LOAN PARTICIPATION

The Company has entered into a real estate project in which a lender to the Company has converted its loan into an equity participation in the project and is entitled to participate in market value appreciation and results of the project's operations.  Under the terms of the arrangement, the lender converted $3,401,175 of debt.

Note 11 - COMMITMENTS AND CONTINGENCIES

The Company's business operations exist solely in the PRC and are subject to significant risks not typically associated with companies in North America and Western Europe.  These include risks associated with, among others, the political, economic and legal environments and foreign currency limitations.

The Company's results may thus be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies, laws, regulations, anti-inflationary measures, currency conversion and remittance limitation, and rates and methods of taxation, among other  things.

Form 10QSB for the period ending September 30, 2005                                                                          Page   9

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

On October 14, 2005, a special shareholder meeting was held and the shareholders voted in favour to accept the merger agreement with China Properties Developments, Inc.  As such our auditors confirmed with the Securities and Exchange Commission that our 10QSB for September 30, 2005 should reflect China Properties Developments, Inc.’s financial statements.

Effective October 14, 2005, Wollaston Industrial Limited ("Wollaston"), the parent company of Xi'an Jiahui Real Estate Co., Ltd. ("Jiahui') completed its merger agreement with Bangla Property Mangement, Inc.("Bangla").  The agreement provided for Bangla to issue 10,000,000 shares of its common stock to acquire 100% of Wollaston in a transaction accounted for as a reverse merger.

Wollaston was incorporated on April 21, 2004 in British Virgin Islands ("BVI") under the International Business Companies Act, as a limited liability corporation.  Wollaston owns 90.28% of Jiahui, which was established in Xi'an City, Shanxi Province, PRC on December 17, 1996 under the Company Law of PRC.  Jiahui engages in the business real estate development, property management and the related services.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  We have expensed all development expenses related to the establishment of the company.

Our operating expenses are classified into six categories:

  Operating Expenses
  Cost of Sales
  Depreciation

Total operating expenses consisting of selling and general and administrative expenses such as salaries, house poundage, travel, vehicle, communications, business reception, administration, depreciation and endowment insurance. The selling expense decreased to $102,032 for the nine month period ending September 30, 2005 compared with $141,763 for the same nine month period ending September 30, 2004.  The general and Administrative expenses also decreased to $330,401 for the nine month period ending September 30, 2005 compared with $372,169 for the same nine month period ending September 30, 2004.

Cost of sales consist of costs such as construction and labour costs.  The cost of sales decreased to $1,530,481 for the nine month period ending September 30, 2005 compared with $2,126,446 for the nine month period ending September 30, 2004.  The substantial decrease in cost of sales is a result of phase one building located at 111 Chang’an Middle Road , Xi’an , China being sold out and fully occupied.

Depreciation is calculated on a straight-line basis over the estimate their estimated useful lives.  The property, plant and equipment used in operations is being depreciated in a Straight Line method over the useful life of the assets.  The percentages applied are: machinery and equipment 20%; vehicles 20%; and, leasehold improvements 20%. Depreciation expense charged to operations was $22,283 for the nine month period ended September 30, 2005.

Results of Operations

Revenues more than doubled year over year to $427,148 from $163,170 respectively for the period ended September 30, 2005 versus September 30, 2004. This increase is the result of an ongoing marketing and sales campaign by the company to generate sales and leases in the new constructed office tower located at 89

Form 10QSB for the period ending September 30, 2005                                                                          Page   10

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries

Chang’an Middle Road , Xi’an , China and maintain existing contracts in original tower located at 111 Chang’an Middle Road , Xi’an , China.

We realized a net income of $29,521 for the period ended September 30, 2005, compared to net income of $37,414 for the period ended September 30, 2004. The decrease in net income is primarily due to the increase in professional fees.

We anticipate that professional fees will remain at the current level. However, we are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the recently enacted Sarbanes-Oxley Act.  We are also optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base.

We expect our depreciation expense to increase in the next year due to the depreciation of the buildings, equipment and vehicles.

We do not expect our other administrative expenses to increase in the next year and expect them to remain the same.

Due to the foregoing factors, our operating results are difficult to forecast.  You should evaluate our prospects in light of the risk, expenses and difficulties commonly encountered by comparable companies in rapidly evolving markets.  We cannot assure you that we will successfully address such risks and challenges.  In addition, even though we have an operational business with revenues, we cannot assure you that our revenues will increase or that we will become profitable in the future.

Plan of operations

During the next twelve months, we intend to continue to make efforts to increase the number of sales and leases for our properties.  We intend to increase our marketing efforts for properties to create more awareness of our new and existing projects with a view to expanding our business.    We currently have 30 employees.  Our Chief Executive Officer, our Chief Financial Officer and our General Manager manage the daily operations of the corporation. We believe our strategic business plan will allow us to grow more profitability over the next twelve months and we will continue to modify our efforts to meet this goal as opportunities arise.

Effective October 14, 2005, Wollaston Industrial Limited ("Wollaston"), the parent company of Xi'an Jiahui Real Estate Co., Ltd. ("Jiahui') completed its merger agreement with Bangla Property Management, Inc.("Bangla").  The agreement provided for Bangla to issue 10,000,000 shares of its common stock to acquire 100% of Wollaston in a transaction accounted for as a reverse merger.

Wollaston was incorporated on April 21, 2004 in British Virgin Islands ("BVI") under the International Business Companies Act, as a limited liability corporation.  Wollaston owns 90.28% of Jiahui, which was established in Xi'an City, Shanxi Province, PRC on December 17, 1996 under the Company Law of PRC.  Jiahui engages in the business real estate development, property management and the related services.

On October 14, 2005, Bangla Property Management, Inc. changed its name to China Properties Developments, Inc.

On December 1, 2005, China Properties Developments, Inc., symbol changed to CPDV.OB and is quoted on the Bulletin Board Over-the-Counter market.

We cannot predict with certainty what revenues we can expect during the next twelve months, and we believe that we probably will have enough revenue, when added to our cash on hand, to pay our operating expenses for the next twelve months. We anticipate that we will raise additional capital to expand our operations. We cannot

Form 10QSB for the period ending September 30, 2005                                                                          Page   11

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries

guarantee that we will be able to raise that capital, in which event, our operations may be required to be curtailed.

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $13,250 though private placements of our common shares.  Our revenues commenced on November 1, 2001.

Our operating activities provided cash resources of $110,757 for the nine month period ended September 30, 2005, compared to providing $1,127,578 for the same period 2004. Increases in accounts payable have been a primary contributor toward meeting our cash flow requirements. Uses of funds have included activities to establish our business, acquire equipment, and the payment of salaries, rents, professional fees and other administrative expenses.

As at September 30, 2005 and September 30, 2004, we had cash and cash equivalents of $110,757 and $1,127,578 respectively. Although we believe we are adequately capitalized, based on the risk factors for a company at our stage of development, we acknowledge we may need to raise additional capital within the next twelve months.

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

Form 10QSB for the period ending September 30, 2005                                                                          Page   12

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries

performed for the properties owned by Mr. Erickson as we receive from unaffiliated owners of properties under management by us.  At the time of the merger, Mr. Erickson purchased the Saskatchewan subsidiary for consideration of $100.00.  At this time the 40 rental property management agreements had expired and will not be renewed.

The Company leases office and retail space to an affiliate Shaanxi JiaHui Hantang Book Publishing Co., Ltd.  The lease period is from January 1, 2003 to December 31, 2007.  The rent is $192,100 per year and the rent is payable semi-annually.  As of September 30, 2005, the Company is owed $550,312 in rents from the affiliate.

On October 14, 2005, 10,000,000 common shares of China Properties Developments Inc. were issued to the following people:

Name	Address	No. of Shares
Xingzhi Lin	Room 403, Changguo Road 128#, Dinghai District, Zhoushan, Zhejiang, China	100,000
Zhenghuan Lou	Room A 901, HuixingRoad 12#, Hangzhou, Zhejiang, China	200,000
Wuxian Shi	Room A 901, HuixingRoad 12#, Hangzhou, Zhejiang, China	200,000
Yun Lou	Room 163, Qinya Garden 17#, Wenyuan Road, Hangzhou, Zhejiang, China	200,000
Xiaoqiu Wang	1120 Spring St. 1403#, Seattle,WA, USA 98104	400,000
Shuo Lou CFO, Director	1120 Spring St. 1403#, Seattle,WA，USA 98104	300,000
Rong Wu >5% Holder	No.119-2, 7#Lane, Chunlin Village, Yanta District, Xi'an, Shaanxi, China	1,533,000
Yingming Wang COO, Director	No.9-2-3-2, Chang'an South Road, Xi'an, Shaanxi, China	300,000
Lin Wu >5% Holder	Oufengyuan Tower, Chang'an South Road 439#, Xi'an, Shaanxi, China	1,534,000
Zhendong Wu >5% Holder	No.119-2, 7#Lane, Chunlin Village, Yanta District, Xi'an, Shaanxi, China	1,533,000
Zhenxi Wu	No.119-2, 7#Lane, Chunlin Village, Yanta District, Xi'an, Shaanxi, China	500,000
Zhiqiang Xu	Park South Road 115#,Xi'an, Shaanxi, China	20,000
Jianhua Chen	Youyi West Road 107#, Beiling District, Xi'an, Shaanxi, China	20,000
Chunhua Feng	Yaowangdong Road 12#, Xi'an, Shaanxi, China	15,000
Xiaoguang Zhao	Room 302, 4# Tower, Chang'an Middle Road 119#, Xi'an, Shaanxi, China	10,000
Rongxin Jia	Room 402, 6# Apartment 3#, Changlefang Road 138#, Xi'an, Shaanxi, China	10,000
Yongxi Bai	No.146, 1#Lane, Chunlin Village, Yanta District, Xi'an, Shaanxi, China	2,000
Mei Zhang	Leyou Road 8#, South part of Yanta Road, Xi'an, Shaanxi, China	1,000
Yi Zhang	1-1-3, 18# Tower, Chongdefang Community, Yanta District, Xi'an, Shaanxi, China	10,000
Ping’an Wu Chairman, CEO, Director	119#, Chunlin Village, Qujiang, Yanta District, Xi'an, Shaanxi,China	2,712,000
Xingguo Wang Independent Director	18 #2A Yanlord Garden, Shangcheng Road, Pudong, Shanghai, China	200,000
Jinman Liu	No.3 Branch 10 Xinghua Road, Xiqing Development Area, Tianjin, China	200,000

Form 10QSB for the period ending September 30, 2005                                                                          Page   13

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries

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

ITEM 2. CHANGES IN SECURITIES.

On October 14, 2005, the shareholders at a Special Meeting of the Shareholders voted and approved an Amendment to the Articles of Incorporation to authorize a 50,000,000 share class of Preferred Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None to report.

Form 10QSB for the period ending September 30, 2005                                                                          Page   14

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 14, 2005, the company filed an 8-K and 14A with the Securities and Exchange Commission.  The company entered into a merger agreement and had a Special Meeting of the Shareholders.

On October 19, 2005 the company filed an 8-K announcing the voting results of the Special Meeting of the Shareholders whereby the following items were approved by the shareholders:

Proposal No. 1.             Approval of Agreement and Plan of Merger
Proposal No. 2.             Approval of an Amendment to the Articles of Incorporation to Change the name of the corporation to “China Properties Developments, Inc."
Proposal No. 3.             Approval of an Amendment to the Articles of Incorporation to authorize a 50,000,000 share class of Preferred Stock.
Proposal No. 4.             Subsidiary - Share Purchase Agreement

Bangla Property Management, Inc. (the "Company") was formed on June 15, 2001. The Company and its wholly-owned subsidiary, Bangla Property Management, Inc., a Canadian corporation, has conducted the business of residential property management in Regina, Saskatchewan, Canada.

On August 17, 2005, an amended Agreement and Plan of Merger was created to replace the Agreement and Plan of Merger of February 23, 2005, which was filed with the Securities and Exchange Commission on March 25.  On August 17, 2005, Bangla Property Management, Inc., a Colorado corporation (the "Registrant"), China Property Investments, Inc., a Colorado corporation ("Merger Sub"), and Wollaston Industrial Limited, ("Wollaston") a British Virgin Islands ("BVI")limited liability corporation, as the parent and management company of Xi’an Jiahui Real Estate Co. Ltd. formed under the Company Law of the People’s Republic of China (“Jiahui”), both privately-held corporations, entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which the Registrant, through its wholly-owned subsidiary, Merger Sub, will acquire Wollaston, and its 90.28% ownership in its subsidiary Jiahui in exchange for 10,000,000 shares of Registrant’s common stock (the "Merger").  Under the terms of the Agreement, Wollaston will remain a subsidiary of the Registrant. The transaction contemplated by the Agreement is intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

   The Company's  address of principal  executive  offices has been changed to 111 Chang’an Middle Road , Jiahui Office Building 15th Floor, Xi’an, China , telephone: 86 29 85257829.

The company changed its year-end date to December 31 as reported in the Form 8-K filed August 29, 2005.

   Conditioned upon shareholder approval and closing of the Merger, Parent has entered into a purchase agreement with  hawn Erickson, the Parent’s president and CEO for the sale of all of the common stock of Bangla Properties Inc., the Parent’s subsidiary.  This subsidiary holds all of the following pre merger assets of the Parent.  Shawn Erickson will pay US$100 to the Parent and receive all the common stock of the Canada Subsidiary and thereby receive all of the assets and assume all the liabilities of the Canada Subsidiary.

   These assets include the accounts receivable of approximately $11,000 as of June 30, 2005 consisting of $10,000 in property management fees and $1,200 due from related parties on a property management contract and land and equipment consisting of a rental housing unit in Regina, Saskatchewan, Canada on the balance sheet for approximately $55,000 as of June 30, 2005.  Liabilities assumed are approximately are approximately $55,000 consisting of accounts payable of  approximately $14,000 and the mortgage balance on the property of approximately $41,000.

   The acquisition price was arbitrarily determined by the board of directors with Mr. Erickson abstaining in accordance with the Parent’s articles and bylaws.  With respect to the assets being sold, Results of Operations

     Form 10QSB for the period ending September 30, 2005                                                                          Page   15

CHINA PROPERTIES DEVELOPMENTS, INC.

     (Formerly Bangla Property Management, Inc.) and Subsidiaries

for the fiscal quarter ended June 30, 2005 showed revenue of approximately $10,000, expenses of approximately $11,400 and a net loss from operations of approximately $1,400.  Results of Operations were not considered in determining the acquisition price.

Closing of this sale will be simultaneous with the closing of the merger agreement.

   ITEM 5. OTHER INFORMATION.

Name Change

   The Company's  Board of Directors determined to change the Company's  name from Bangla Property Management, Inc. into China Properties Developments, Inc. and has received the written  consent of the holder of a majority of the  Company's  common stock which satisfies any  applicable  stockholder  voting  requirement of the Colorado Corporation Law and the Company's Articles of Incorporation and by-laws.

The Company's  address of principal  executive  offices has been changed to 111 Chang’an Middle Road , 15th Floor, Xi’an , China , telephone: 86 29 85257829.

On October 14, 2005 the board of directors of the Company approved and authorized the engagement of  Kempisty  & Company Certified Public Accountants, PC 15 Maiden Lane, New York City, New York, 10038, as the principal independent accountant for the Company.  In addition, effective October 14, 2005, the Company selected Kempisty & Company as the independent public accountants for the Company for the fiscal year ending December 31, 2005.

On November 11, 2005, the Company terminated its relationship with Miller & McCollom, the principal independent accountant of China Properties Developments, Inc. (formerly Bangla Property Management, Inc.), a company organized under the laws of the State of Colorado.

During the company’s two most recent fiscal years and subsequent interim period preceding the termination of Miller & McCollom there were no disagreements with Miller & McCollom which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Miller & McCollom would have caused Miller & McCollom to make reference to the subject matter of the disagreements in connection with its reports.  Miller & McCollom as the Company’s principal independent accountant, did not provide an adverse opinion or disclaimer of opinion to the Company’s financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles.  The audit opinions were modified to contain a going concern qualification during the Company’s two most recent fiscal years.

On December 1, 2005, a new symbol was issued and it is “CPDV:OB”.

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    Exhibits

   31.1         Certification of Chief Executive Officer

   31.2         Certification of Chief Financial Officer

   32.1         Certification of Chief Executive Officer

   32.2         Certification of Chief Financial Officer.

   Reports on Form 8-K

   Change in Auditors filed November 11, 2005

     Form 10QSB for the period ending September 30, 2005                                                                          Page   16

CHINA PROPERTIES DEVELOPMENTS, INC.

     (Formerly Bangla Property Management, Inc.) and Subsidiaries

Name Change filed November 11, 2005

   Special Meeting of the Shareholders – Voting Results of the Meeting filed October 19, 2005

   Entry into a Material Contract - Merger filed August 29, 2005

   Change in Control filed August 29, 2005

   Change in Year-End filed August 29, 2005

   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                   China Properties Developments, Inc.

                                                                                                      (Registrant)

                        December 16, 2005                                                /s/ Ping’an Wu, President, CEO

   Date: __________________________________                      _______________________________________

                                                                                                       (Signature)*

                        December 16, 2005                                                /s/ Shuo (Steven) Lou, CFO

   Date: __________________________________                      _______________________________________

                                                                                                       (Signature)*

   *Print the name and title of each signing officer under his signature.

     Form 10QSB for the period ending September 30, 2005                                                                          Page   17