Form 10QSB/A
period 2005-09-30
CHINA PROPERTIES DEVELOPMENTS INC
filed 2006-03-20
CIK 1174741

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

89 Chang’an Middle Road , Yangming International Tower, 26th and 27th Floors
Xi’an , China
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

     As of March 20, 2006, the Registrant had 17,325,000 shares of Common Stock issued and outstanding

SEC 2334 (1-04)) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

September 30, 2005

Page

Financial Statements:

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Changes in Shareholders’ Equity	F-3

Consolidated Statements of Cash Flows	F-4

Notes to Financial Statements	F-5 to F-13

CHINA PROPERTIES DEVELOPMENTS, INC.
(FORMERLY BANGLA PROPERTY MANAGEMENT, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September
2005
ASSETS	(unaudited)
Current Assets:
Cash	$146,863
Prepaid expenses	178,140
Office space held for sale-Jiahui Building	1,805,413
Loan to Officers	461,443
Loan to employees	1,485
Loan to related parties (Note 3)	1,424,848

Total current assets	4,018,192

Property and equipment, net (Note 4)	10,459,924

Long-term Investment (Note 8)	370,737

Other assets (Note 5)	1,291,892

Total Assets	$16,140,745
============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Loans (Note 7)	$7,427,091
Accounts payable and accrued expenses	1,484,984
Taxes payable	523,613
Customer security deposit	1,644
Due to officers	792,759
Due to related parties (Note 3)	1,702,237

Total Current Liabilities	11,932,328

Mortgage Loan (Note 6)	2,409,045

Participating interest (Note 9)	3,355,400

Minority interest	-

Stockholders' Equity:
Common stock, no par value, 100,000,000 shares authorized;
17,325,000 shares issued and outstanding as of December 31, 2004	173,250
Additional Paid-in capital	2,858,581
Accumulated deficit	(4,553,307)
Accumulated comprehensive income	(34,552)

Stockholders' Equity	(1,556,028)

Total Liabilities and Stockholders' Equity	$16,140,745
============

See Notes to Financial Statements
F-1

CHINA PROPERTIES DEVELOPMENTS, INC.
(FORMERLY BANGLA PROPERTY MANAGEMENT, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Revenues
Sales	$323,667	$6,034,594	$1,938,610	$6,034,594
Cost of sales	255,527	4,764,153	1,530,481	4,764,153

Gross Profit	68,140	1,270,441	408,129	1,270,441

Rental income	498	-	22,974	32,381

	68,638	1,270,441	431,103	1,302,822
Operating Expenses
Selling expenses	3,136	(6,452)	22,626	80,683
General and administrative	101,516	421,016	445,468	1,082,377

Total Operating Expenses	104,652	414,564	468,094	1,163,060

Income (Loss) from operations and before
provision for Income Tax	(36,014)	855,877	(36,991)	139,762

Provision for Income Tax	-	-	-	-

Income before Minority Interest	(36,014)	855,877	(36,991)	139,762

Minority Interest	-	-	-	-

Net Income	(36,014)	855,877	(36,991)	139,762

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	-	-	34,552	-

Comprehensive Income (Loss)	$(36,014)	$855,877	$(2,439)	$139,762
	===========	===========	===========	===========

Basic and fully diluted earnings (loss) per share	$(0.00)	$0.05	$(0.00)	$0.01
	===========	===========	===========	===========

Weighted average shares outstanding	$17,325,000	$17,325,000	$17,325,000	$17,325,000
	===========	===========	===========	===========

See Notes to Financial Statements.
F-2

CHINA PROPERTIES DEVELOPMENTS, INC.
(FORMERLY BANGLA PROPERTY MANAGEMENT, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

					Accumulated
	Common Stock		Additional		Other
	Par Value		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Totals

Balances at
January 1, 2003	7,325,000	$30,525	$1,378	$(17,195)	-	$14,708

Reverse merger adjustment	10,000,000	142,725	2,857,203	(4,101,947)	-	(1,102,019)

Net loss	-	-	-	(455,058)	-	(455,058)

Balances at
December 31, 2003	17,325,000	173,250	2,858,581	(4,574,200)	-	(1,542,369)

Net income	-	-	-	57,884	-	57,884

Balances at
December 31, 2004	17,325,000	173,250	2,858,581	(4,516,316)	-	(1,484,485)

Net income	-	-	-	(36,991)	-	(36,991)

Accumulated effects on
foreign currency conversion	-	-	-	-	(34,552)	(34,552)

Balances at
September 30, 2005	17,325,000	$173,250	$2,858,581	$(4,553,307)	(34,552)	$(1,556,028)
	==========	========	==========	============	===========	==========

See Notes to Financial Statements
F-3

CHINA PROPERTIES DEVELOPMENTS, INC.
(FORMERLY BANGLA PROPERTY MANAGEMENT, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	September 30,
	2005	2004
Operating Activities
Net income (loss)	$(36,991)	$139,761
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	110,487	64,737
Changes in operating assets and liabilities:
(Increase) decrease in Prepaid expense	231,005	76,998
(Increase) decrease in office space hold for sale	(40,353)	(1,765,060)
(Increase) decrease in other assets	(265,893)	(267,176)
Increase (decrease) in Accounts payable and accrued expenses	(99,083)	(20,577)
Increase (decrease) Taxes payable	53,641	246,946
Increase (decrease) in Deferred revenue	-	(934,271)
Increase (decrease) in customer security deposit	77	(85)

Net cash provided (used) by operating activities	(47,110)	(2,458,727)

Investing Activities
Purchase of fixed assets	(1,823,968)	(362,450)
Sale of fixed assets	-	3,242,593

Net cash (used) by investing activities	(1,823,968)	2,880,143

Financing Activities
Loan from banks	117,679	-
Mortgage loans	2,059,928	315,441
Loans to officers	(162,104)	-
Payback of Loans to officers	-	331,212
Loan to employees	-	(303)
Payback of Loans to employees	12,590	-
Loans to related parties	(214,167)	(540,339)

Net cash provided (used) by financing activities	1,813,926	106,011

Increase (decrease) in cash	(57,152)	527,427
Effects of exchange rates on cash	32,158	-
Cash at beginning of period	171,857	276,155

Cash at end of period	$146,863	$803,582
	============	============

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$426,599	$387,452
	============	============
Income taxes	$-	$-
	============	============

See Notes to Financial Statements.
F-4

CHINA PROPERTIES DEVELOPMENTS, INC.
(FORMERLY BANGLA PROPERTY MANAGEMENT, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1-	ORGANIZATION AND OPERATIONS

China Properties Developments, Inc. (the "Company") was incorporated in the State of Colorado on June 15, 2001. The Company presently engages in the business of real estate development, property management and the related services in Xi'an City, Shaanxi Province, Peoples Republic of China ("PRC").

Effective October 14, 2005, Wollaston Industrial Limited (“Wollaston”), the parent company of Xi’an Jiahui Real Estate Co., Ltd. (“Jiahui”) completed its merger agreement (“Agreement”) with Bangla Property Management, Inc. (“Bangla”). The agreement provided for Bangla to issue 10,000,000 shares of its common stock to acquire 100% of Wollaston in a transaction accounted for as a reverse merger. As a result of the Agreement, the transaction was treated for accounting purposes as a recapitalization of the accounting acquirer (Jiahui) and a reorganization of the Company (formerly Bangla). The financial statements included herein include:

(1) The balance sheet of Jiahui at historical cost;

(2) The statement of operations includes the operations of Jiahui for all periods presented.

Wollaston was incorporated on April 21, 2004 in British Virgin Islands ("BVI") under the International Business Companies Act, as a limited liability corporation. Wollaston owns 90.28% of Jiahui, which was established in Xi'an City, Shaanxi Province, PRC on December 17, 1996 under the Company Law of PRC. Jiahui engages in the business of real estate development, property management and the related services.

Note 2-	SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered cash equivalents. Substantially all of the Company's cash and cash equivalents are held by two financial institutions.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates.

CHINA PROPERTIES DEVELOPMENTS, INC.
(FORMERLY BANGLA PROPERTY MANAGEMENT, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 2-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Employees' Benefits

Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2004 due to the relatively short-term nature of these instruments.

Inventories

Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less selling costs. Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales at the estimated rate of 75% of the selling price sales.

Revenue Recognition

Revenue from building projects are recognized as offices are sold using the full accrual method. The sale of the offices can only take place after all government authorizations have been received.

Revenues from rents are recorded monthly in accordance with the terms of the lease.

Foreign Currency Translation

The functional currency of the Company is the Chinese Renminbi (“RMB”). Transactions denominated in currencies other than RMB are translated into United States dollars using year end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholder’s equity as other comprehensive income (loss). Cumulative translation adjustment amounts were insignificant at and for the years ended December 31, 2004 and 2003.

CHINA PROPERTIES DEVELOPMENTS, INC.
(FORMERLY BANGLA PROPERTY MANAGEMENT, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 2-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Prior to July 21, 2005, translation of amounts from RMB into United States dollars ("US$") has been made at the single rate of exchange of US$1.00:RMB8.277. No representation is made that RMB amounts could have been or could be, converted into US dollars at that rate. On January 1, 1994, the PRC government introduced a single rate of exchange, quoted daily by the People's Bank of China (the "Unified Exchange Rate"). The quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submission of a payment application form together with supplier's invoices, shipping documents and signed contracts.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
(FORMERLY BANGLA PROPERTY MANAGEMENT, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 2-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The percentages or depreciable life applied are:

	Machines and equipment	20%
	Vehicles	20%
	Office furniture and equipment	20%
	Buildings	30 years

	The depreciation on owned buildings begins upon the receipt of the government’s certification of the building costs. For the Jiahui Office Building, the certification was completed July 23, 2004.

	Valuation of Long-Lived assets

	The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

CHINA PROPERTIES DEVELOPMENTS, INC.
(FORMERLY BANGLA PROPERTY MANAGEMENT, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 2-	SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management believes that this statement did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS No. 150 did not have a material effect on the Company's financial position.

CHINA PROPERTIES DEVELOPMENTS, INC.
(FORMERLY BANGLA PROPERTY MANAGEMENT, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 3-	RELATED PARTY TRANSACTIONS

	The Company leases office and retail space to an affiliate Shaanxi JiaHui Hantang Book Publishing Co., Ltd. The lease period is from January 1, 2003 to December 31, 2007. The rent is $192,100 per year and the rent is payable semi-annually. As of December 31, 2004 and 2003, the Company is owed $549,296 and $48,025, respectively, in rents from the affiliate.

	Due from Related Parties

	Due from affiliates consists of the following:
			Type of	September 30,
	Name of affiliates	Relationship	Transaction	2005

	Shaanxi Lezhan Property Management Co., Ltd.	Same controlling group	Loan	$86,850
	Jiahui Restaurant	Same controlling group	Loan	43,891
	Shaanxi Xinyuan Industrial Co., Ltd.	Same controlling group	Loan	758,432
	Xi'an Qi'an Ceramics Factory	Same controlling group	Loan	215,743
	Shaanxi Jiahui (Group) Real Estate Co., Ltd.	Same controlling group	Loan	272,822
	Shaanxi Han-tang Publishing Co., Ltd.	Same controlling group	Loan & Rent	7,367
	Shaanxi Han Tang Trading Ltd.	Same controlling group	Loan	39,743

				$1,424,848
				===========

	Related Parties

	Due to affiliates consists of the following:
			Type of	September 30,
	Name of affiliates	Relationship	Transaction	2005

	Shaaxni Ruize Industrial Co., Ltd.	Same controlling group	Loan	$1,185,222
	Shaanxi Zhengyang Real Estate Co., Ltd.	Same controlling group	Loan	193,314
	Shaanxi Btothers Real Estate Co., Ltd.	Same controlling group	Loan	323,701

				$1,702,237
				===========

	The above due to and from affiliates bear no interest and have no definite terms of repayment.

CHINA PROPERTIES DEVELOPMENTS, INC.
(FORMERLY BANGLA PROPERTY MANAGEMENT, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 4-	PROPERTY AND EQUIPMENT

	The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

		September 30,
		2005

	Vehicles	$328,620
	Machinery and equipment	482
	Office equipment	33,942
	Office furniture	63,870
	First to fourth floors of Jiahui Building	3,583,786

		4,010,700

	Less: Accumulated depreciation	(486,757)

		3,523,943

	Construction in progress-Yangming Building	6,935,981

	Total	$10,459,924
		============

	Depreciation expense charged to operations in the nine months ended September 30, 2005 and 2004 was $110,487 and $64,737, respectively.

Note 5-	OTHER ASSETS

	Other assets consist of the following:	September 30,
		2005

	Restricted cash	$1,191,220
	Security deposit	100,672

		$1,291,892
		============

Note 6-	MORTGAGE LOANS

	The Company had took out mortgage loans on its construction in progress. The average interest rate for 2004 was approximated 4.75%.

CHINA PROPERTIES DEVELOPMENTS, INC.
(FORMERLY BANGLA PROPERTY MANAGEMENT, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 7-	BANK LOANS

		Loan		Monthly
	Financial Institutions	Amount	Duration	Interest Rate	Collateral

	Dong San Yao Credit Corp.	$494,316	12/31/04-12/30/05	0.66375%	Yangming Building
	Dong San Yao Credit Corp.	12,357	03/01/05-02/28/06	0.66375%	Yangming Building
	Dong San Yao Credit Corp.	247,158	12/30/04-12/30/05	0.66375%	Shareholder Guaranteed

	Southern Subbranch of Bank of China
		494,316	04/26/05-04/26/06	0.58410%	CD US$500,000
	Southern Subbranch of Bank of China
		2,471,572	06/15/05-06/15/06	0.68961%	Yangming Building
	Tumen Credit Corp.	370,737	05/29/05-05/29/06	0.66375%	Yangming Building
	Dayian tower Credit Corp.	370,737	11/30/04-11/30/05	0.88500%	Yangming Building
	Xinjiapo Credit Corp.	370,737	03/19/05-03/19/06	0.66375%	Jiahui Building
	Dengjiapo Credit Corp.	370,737	03/19/05-03/19/06	0.66375%	Jiahui Building
	Dengjiapo Credit Corp.	370,737	03/19/05-03/19/06	0.66375%	Jiahui Building
	Oujiang Credit Corp.	370,737	03/19/05-03/19/06	0.66375%	Jiahui Building
	Yanta Corp. Association, Xiaozhai East Road Branch
		370,737	03/21/05-03/21/06	0.66375%	Jiahui Building
	Electronic City Credit Corp.	556,105	11/20/04-11/20/05	0.66375%	Yangming Building
	Changyanbao Credit Corp.	556,105	12/02/04-12/04/05	0.66375%	Yangming Building

		$7,427,088
		=========

Note 8-	LONG-TERM INVESTMENT

	The long-term investment represents an investment of approximately $337,000 for 300,000 shares of Xincheng Bank, a state owned bank in Xi’an China. The shares are transferable in accordance with the laws of the P.R.C. The investment is carried at cost which approximates fair value. Dividend income on these shares is recorded when received. Dividend income of approximately $18,000 was received in 2005. The Company may sell the shares back to the bank at the net book value per share.

CHINA PROPERTIES DEVELOPMENTS, INC.
(FORMERLY BANGLA PROPERTY MANAGEMENT, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 9-	PARTICIPATING INTEREST

The Company has entered into a real estate project in which two lenders to the Company have converted their loans into an approximately 35% equity participation in the Jiahui Office Building project and are entitled to participate in market value appreciation and net results of the project’s operations. Under the terms of the arrangement, the lenders converted $3,401,175 of debt. As of September 30, 2005 the Company estimated that based on the projects results through September 30, 2005, its liability does not exceed the amounts reflected in the financial statements.

On March 6,2006 the interest holders have agreed to convert their participating interests into 1,685,825 shares of common stock of the Company.

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

Our operating expenses are classified into six categories:

  Operating Expenses
  Cost of Sales
  Depreciation

Total operating expenses consisting of selling and general and administrative expenses such as salaries, house poundage, travel, vehicle, communications, business reception, administration, depreciation and endowment insurance. The selling expense decreased to $22,626 for the nine month period ending September 30, 2005 compared with $80,683 for the same nine month period ending September 30, 2004.  The general and Administrative expenses also decreased to $445,468 for the nine month period ending September 30, 2005 compared with $1,082,377 for the same nine month period ending September 30, 2004.

Cost of sales consist of costs such as construction and labour costs.  The cost of sales decreased to $1,530,481 for the nine month period ending September 30, 2005 compared with $4,764,153 for the nine month period ending September 30, 2004.  The substantial decrease in cost of sales is a result of phase one building located at 111 Chang’an Middle Road , Xi’an , China being sold out and fully occupied.

Depreciation is calculated on a straight-line basis over the estimate their estimated useful lives.  The property, plant and equipment used in operations is being depreciated in a Straight Line method over the useful life of the assets.  The percentages applied are: machinery and equipment 20%; vehicles 20%; and, leasehold improvements 20%. Depreciation expense charged to operations was $110,487 for the nine month period ended September 30, 2005.

Results of Operations

Revenues decrease to 1,938,610 for the nine months period ending September 31, 2005 compared with $6,034,594 for the nine months period ending September 31, 2004.  The substantial decrease is the result of most of the sales took place in 2004 for the office tower located at 89 Chang’an Middle Road , Xi’an , China and maintain existing contracts in original tower located at 111 Chang’an Middle Road, Xi’an, China.

We realized a loss of $36,991 for the period ended September 30, 2005, compared to net income of $139,761 for the period ended September 30, 2004. The decrease in net income is primarily due to the decrease in the sale of the office tower..

Depreciation expense  increased in the quarter and nine months ending  Sepetember 30,2005  due to the depreciation of the Jiahui building floors 1-4  beginning being depreciated in  Julu ,2004.

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

As at September 30, 2005 and September 30, 2004, we had cash and cash equivalents of $146,863 and $803,583 respectively. Although we believe we are adequately capitalized, based on the risk factors for a company at our stage of development, we acknowledge we may need to raise additional capital within the next twelve months.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

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

The acquisition price was arbitrarily determined by the board of directors with Mr. Erickson abstaining in accordance with the Parent’s articles and bylaws.  With respect to the assets being sold, Results of Operations for the fiscal quarter ended June 30, 2005 showed revenue of approximately $10,000, expenses of approximately $11,400 and a net loss from operations of approximately $1,400.  Results of Operations were not considered in determining the acquisition price.

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

The Company's  address of principal  executive  offices has been changed to 111 Chang’an Middle Road, 15th Floor, Xi’an, China, telephone: 86 29 85257829.

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

                                                                                                China Properties Developments, Inc.
                                                                                                ______________________________________
                                                                                                 (Registrant)

                  March 20, 2006                                                                      /s/ Ping’an Wu, President, CEO
Date: __________________________________                   _______________________________________
                                                                                                 (Signature)*

                  March 20, 2006                                                                      /s/ Shuo (Steven) Lou, CFO, CAO
Date: __________________________________                   _______________________________________
                                                                                                (Signature)*

*Print the name and title of each signing officer under his signature.