Form 10KSB
period 2005-12-31
CHINA PROPERTIES DEVELOPMENTS INC
filed 2006-04-17
CIK 1174741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB

(Mark one)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended:  December 31, 2005

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to _____________

Commission File Number:  333-105903

CHINA PROPERTIES DEVELOPMENTS, INC
(Name of small business issuer in its charter)

Colorado                                                                                                                84-1595829
(State or other jurisdiction of incorporation or organization)                       I.R.S. Employer Identification No.)

89 Chang’an Middle Road, Yangming International Tower, 26th and 27th Floors, Xi’an, China
(Address of principal executive offices)

Issuer’s telephone number: 86-29-8525-7560

Securities registered under Section 12(b) of the Exchange Act:          None

Preferred Class “A” Shares                                                              Not registered

Securities registered under Section 12(g) of the Exchange Act

                 Common Shares
(Title of class)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES [X]     NO [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes   [X] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $2,486,206.

The aggregate market value of the voting stock held by non-affiliates of the Company on April 13, 2006, was $9,305,130.

As of April 13, 2006 the Company had 17,325,000 issued and outstanding shares of common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT........................ 31
ITEM 10. EXECUTIVE COMPENSATION.................................................................................... 32
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

Part I

ITEM 1. DESCRIPTION OF BUSINESS

China Properties Developments, Inc. (the “Company” or “CPD”) (OTCBB:CPDV), is primarily engaged in the acquisition and development of land holdings, and the development, sales, rental, and management of high quality residential, commercial, office and mixed-use properties in Xi’an, the capital city of Shaanxi Province of the People’s Republic of China.  Since 1996, the Company, through its 90% owned subsidiary, Xi’an Jiahui Real Estate Co., Ltd (“Jiahui”), has been developing projects that offer quality living and working spaces that blend elegantly with Xi’an’s cultural and historical surroundings.

Since 1996 the management team of CPD has successfully completed eight real estate development projects with a total investment cost of over US$ 150 million.   These projects include Jiahui Office Building (204,514 sq ft) which was completed in 1999, and Century Jingdian Building covering 510,000 sq ft. which was completed in July 2000. CPD recently completed the development of Yangming International Tower (516,668 sq ft), a class-A office, commercial, and apartment building.

The Company has generally pursued the practice of dividing its completed development projects into discrete units and selling them to third party buyers to generate development income.  Going forward, CPD intends to retain majority portions of its completed projects to earn recurring leasing income and to realize asset appreciation for shareholders.

CPD, registered in Colorado, was formerly named Bangla Property Management, Inc. (“Bangla”).  In October 2005, Bangla acquired Wollaston Industrial Limited (“Wollaston”), the owner of 90.28% equity interests of Jiahui, by the issuance of 10 million shares of common stock to Wollaston’s shareholders.  Bangla’s name was subsequently changed to China Properties Developments, Inc. to better reflect the business nature of the Company.

As of December 31, 2005, the Company had 17,325,000 shares of Common Stock outstanding.   The Board of Directors recently approved the issuance of (i) 1,685,825 shares of Common Stock to retire certain debts; and (ii) 15,000,000 shares of Common Stock and 15,000,000 of Series A Preferred Stock for the purpose of acquiring not less than 90% the equity interest of Shaanxi Real Estate Co., Ltd. (“Shaanxi”).

Business and Marketing Strategies

China Properties Developments Inc. currently has several projects underway.  A description of each follows:

Project: Yangming International Tower
The Yangming International Tower is a high-end office building covering 516,668 sq. ft. The tower has twenty-eight floors of offices, apartments (residential or commercial use), a multi-level shopping centre and a three-level underground parking garage with 108 parking spaces. The building was ready for occupancy in October 2005. Unlike other ordinary office/apartment buildings in Xi’an, the Yangming International Tower is protected by a full range of hi-tech security and electronic networking system. Residents, tenants, or clients of this building will have access to a multi-function club located on the fifth floor. The facilities in this club include a large conference room, greenhouse, pool room, fitness room, entertainment center, and a game room.

Project: Yan-Ta Shopping Plaza
CPD is near completing the acquisition of 90% of the equity interest of Shaanxi Xinyuan Real Estate Co., Ltd. (“Shaanxi”), which recently launched the development of the Yan-Ta Shopping Plaza and Urban Park Project (the “Yan-Ta Project”) at an expected cost of US$94 million excluding interest during construction.  The Urban Park will occupy an area of approximately 18 acres.  The shopping plaza will be a below street level, 3-story  high-end shopping and entertainment complex of nearly 1.2 million square feet.  It would be artistically integrated into the Urban Park. Listed as one of Xi’an’s Key Projects for 2005/2006, the Yan-Ta Project is one of the most anticipated commercial and urban redevelopment undertakings in recent years.  The Urban Park and Yan-Ta Shopping Plaza will serve as a major leisure and shopping landmark for Xi’an and the Xiaozhai Commercial Area, one of two major commercial areas in Xi’an.

The Yan-Ta Project is expected to draw tourists visiting Xi’an and residents from primarily three southern districts -- Yan-Ta, Qu-Jiang, and Xi Gao Xin.  There are a total of 9 districts that constitute Xi’an.  The total population of these three districts is estimated to be in the vicinity of 3 million.  As home to numerous institutions of higher learning such as the prestigious Xi’an Jiaotong University, Northwest University of Political Science and Law, Xi’an Music Institute, and Xi’an Arts Institute, Yan-Ta District is known nationally as a cultural and academic center.  There are over 100,000 college students and nearly 10,000 educators who live in or commute into the area.   In 2004 Yan-Ta led all nine districts in attracting foreign investments.

Phase I of Shopping Mall
Construction under Phase I commenced in December 2003.  Phase I construction is approximately 70 – 75% completed.  Occupancy is scheduled for the last quarter of 2006.  Total construction area is approximately 32,945 square meters.  The intended use will be a mix of (i) leisure, entertainment, and dining and food services (50%), (ii) movie cinema (20%), (iii) book and electronic retailers (20%), and (iv) clothing and accessories retailers (10%).

Phase II of Shopping Mall
With planned construction area of 75,765 square meters (815,528 sq ft), Phase II will be significantly greater than Phase I in scope and investment amount.  Development of Phase II is scheduled to commence in 2006 and ready for occupancy in 2008.

Shaanxi controls the land for the project through a 50-year lease granted by the government.  The total costs of the land acquisition are $35,176,125.

Corporate History

CPD, formerly Bangla Property Management, Inc. (“Bangla”), was incorporated in the State of Colorado on June 15, 2001.  On October 14, 2005, Bangla completed a merger with Wollaston Industrial Limited (“Wollaston”), a BVI limited liability corporation.  Wollaston is the 90.28% parent and management company of Xi’an Jiahui Real Estate Co., Ltd. (“Jiahui”).  The agreement called for the acquisition by Bangla of 100% of Wollaston for 10,000,000 shares of Bangla’s common stock.  Bangla’s name was subsequently changed to China Properties Developments, Inc. to better reflect the nature of the Company’s business.    Since Jiahui is 90% owned by a foreign entity, it is considered as foreign joint venture company.

On February 16, 2006, CPD entered into a purchase agreement to acquire not less than 90% of the outstanding common stock of Shaanxi Xinyuan Real Estate Co. Ltd. (“Shaanxi”) for $30,000,000, payable by 15,000,000 shares of Common Stock and 15,000,000 shares of Series A Convertible Preferred Stock.   Post acquisition, Shaanxi will become a foreign joint venture company similar to Jiahui.

Operating History and Properties

Since the mid-90’s, the senior management team of the Company collectively has developed eight real estate projects totaling over $150 million in investment cost  throughout Xi’an and surrounding areas.  CPD, through Jiahui, concurrently maintains ownership of substantial portions of two major properties that it developed within the Xiaozhai Commercial Area.

Jiahui Office Building is a 17 story high-rise office building containing 204,514 square feet of gross area.  It is one of the first major large projects of the company.  The building has 16 floors of offices, multi-level retail centre and an underground parking garage.  The building was completed for occupancy in 1999.  60% of the office space in the building have been sold to date.  CPD continues to use or lease the remaining space.

The Yangming International Tower is a high-end office building covering 516,668 sq. ft. The tower has twenty-eight floors of offices, apartments (residential or commercial use), a multi-level shopping centre and a three-level underground parking garage with 108 parking spaces. The building was ready for occupancy in October 2005. Unlike other ordinary office/apartment buildings in Xi’an, the Yangming International Tower is protected by a full range of hi-tech security and electronic networking system. Residents, tenants, or clients of this building will have access to a multi-function club located on the fifth floor. The facilities in this club include a large conference room, greenhouse, pool room, fitness room, entertainment center, and a game room

Future Projects

The Company is actively and aggressively pursuing other real estate opportunities within Xi’an and its surrounding areas.  Currently there are three specific projects that are in various stages of negotiations and planning.

Garden Villa:	A 18 floor apartment building of 538,196 sq ft of built-up area in a 10 acre lot. Subject to funding, development is scheduled to begin in early 2007 with completion expected by mid 2009.
Bali Village	Covering 4.7 acres, it is envisioned to be a modern residential development with two 18-story apartment buildings with retail, commercial and parking areas.
The Great Tang Hibiscus Garden

CPD is currently negotiating the acquisition of this theme park of 164 acres that was developed by the QuJiang District.  The district is located in the southeast quadrant of Xi’an.  Opened in mid 2005, the theme park is expected to generate $19 million in net profit in its first year of operation.  In addition to the theme park, the acquisition will also include 160 acres of adjoining land.  The acquisition price is expected to be in the vicinity of US$ 250 million.

Future Development Projects

In addition to Yan Ta Shopping Mall, CPD is currently in various stages of discussions, planning and development for the following three projects.

The Great Tang Hibiscus Garden
The Great Tang Hibiscus Garden (the “Garden”) is a 164-acre amusement and cultural park that uses the Tang Dynasty for its theme.  The Garden is located in Yan-Ta District that was constructed by the district for an investment cost of $149 million (RMB 1.19 billion).  The park has eight attractions (total construction area of over 600,000 square feet) including a hotel and a banquet hall.  The theme park was opened in 2005 and has experienced very strong park attendance. The Garden expects to generate net income of US$19 million in its first year of operation.   CPD is currently under discussions with the district government to acquire the theme park and the surrounding land of approximately 160 acres for a purchase price of US$250 million.

Garden Villa
The Company has secured an option from the Yan-Ta district government to acquire a site to develop the Garden Villa property for a projected total cost of $17.5 million (RMB 140 million).  Garden Villa lies within the Yan-Ta District and is a short walk from Yan-Ta Shopping Plaza. The project covers 10 acres with a planned 538,196 square feet of living space. A 18-floor apartment tower will have over 350 two and three bedroom residential units, with the first two floors of the tower designed for retail and commercial use. Subject of funding, development is anticipated to commence in early 2007 with occupancy scheduled for mid 2009.

Bali Village
With a total anticipated investment cost of $43.75 million (RMB 350 million), Bali Village is a project that the Company intends to develop on a land site over which it has a purchase option with the district government.  Bali Village encompasses both sides of Chang'an Road and is situated directly south of the Yan-Ta.

Shopping Mall.  The Bali Village project covers 4.7 acres for residential development with over 1.2 million sq ft of constructed space. The 1,100 unit project will be developed in three phases: each phase will have two freestanding towers with 18 stories. Each tower has two floors of retail space and one floor of underground parking with a capacity for 500 cars.

Relevant Real Estate Laws and Regulations

Real estate developers may secure land from the city government by obtaining exploitation and utilization rights over land through public tendering. The maximum term for such leasehold interest ranges from 40 to 70 years depending on use.   Leasehold interests obtained legally may be transferred, leased, and mortgaged during the leasehold period.    Joint venture companies such as Jiahui and Shananxi (post-acquisition) may participate in auctions to obtain land for development purposes.

Similar to real estate purchasers in western countries, Chinese buyers obtain financing from local lending institutions with mortgage instruments.  Lenders’ security interests are perfected by a recording with the relevant authorities.  The deed to the title is held by the lender.  Foreclosures are implemented through judicial foreclosure.

Foreign Exchange Regulations

Under China’s existing foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade, may be made in foreign currencies without government approval, except for certain procedural requirements. The Chinese government may, however, at its discretion, restrict access in the future to foreign currencies for current account transactions and prohibit the Company from converting its RMB revenue into foreign currencies.  In addition, conversion of RMB for most capital account items, including direct investments, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items.

Products and Services Offered

China Properties Developments Inc. (OTCBB:CPDV), through its majority owned subsidiaries, is primarily engaged in the acquisition and development of land holdings, and the development, sale, rental, and management of mixed-use residential, commercial and office properties in the City of Xi’an, the capital of Shaanxi Province in the People’s Republic of China.

We recently launched the development of The Yan-Ta Shopping Mall — a landmark regional shopping mall, urban park and entertainment complex. The urban park covers 18 acres. Below ground, a three-story shopping mall will provide 1,291,670 sq. ft. of retail and commercial space plus 2,000 parking spaces. Located in the center of the Xiaozhai district of Xi’an, the project has the full support of both the city and the district governments.

The Company’s business strategies include the following aspects:

Concentrate on a Few Carefully Selected Geographic Markets - The Company’s current market focus includes Xi’an and the surrounding areas where the Company is one of the leading owners and developers. CPD selects markets and sub-markets where tenants have demonstrated a preference for high-quality office buildings, retail centers and residential communities and other facilities.

Concentrate on Activities Where High Barriers to Entry/Exist - The Company focuses its development expertise on those markets where the lack of available sites and the difficulty of receiving the necessary government approvals for development and the necessary financing constitute high barriers to the creation of new supply, and where skill, financial strength and diligence are required to successfully develop, finance and manage high-quality properties.

Leverage the Skills of our Management Team - CPD takes on complex, technically challenging projects, leveraging the skills of its management team to successfully develop, acquire or reposition properties which other organizations may not have the capacity or resources to pursue.

Become the Landlord of Choice - CPD concentrates on high-quality real estate designed to meet the demands of today's tenants who require sophisticated telecommunications and related infrastructure and support services, and to manage those facilities so as to become the landlord of choice for both existing and prospective clients.

Opportunistically Acquire Assets - The Company will seek to acquire assets which increase the Company’s penetration in the markets where it has chosen to concentrate and which exhibit an opportunity to improve or sustain returns through property development.

Competition

China Index Research Institute said that with the recent macroeconomic adjustments and controls made by the government, the annual growth rate of the country's real estate industry will be no less than 10 percent over the next 15 years. According to the Institute, China's real estate industry will pass through three stages of development before 2020: the first phase (1993-2000) saw the industry growing at an annual rate of 13 percent; the second phase (2000-2010) is experiencing an annual growth rate of 14 percent; and the third phase (2010-2020) should see an annual growth rate of about 10 percent.

The average price of residential land in major cities in 2004 was 1,166 Yuan per square meter, an increase of 8.94 percent as compared to 2003, 6.08 percent higher than that of land for multi-purpose use, and 6.67 percent higher than that of land for commercial use. It is estimated that the price of residential land will continue to rise until 2010. It is estimated that by 2010, the average land area allocated for residential construction will reach 28 square meters per capita, and total residential demand will be as high as 535 million to 927 million square meters, which equates to an enormous development potential for the industry.

At present, foreign capital accounts for 12 percent to 15 percent of all investment in the Chinese real estate industry. Right through to 2010,foreign investment in real estate will continue to increase, dividing market share among foreign investors, state-owned enterprises and established domestic developers, leaving less room for medium-sized and small non-governmental interests.

If Beijing is the political heart of China, Xi’an is its historical center. The capital of 13 dynasties, the city holds an unparalleled place in the nation’s history and culture. World-famous as the home of the life-sized terra cotta warriors unearthed from the tomb of the first Qin emperor, today Xi’an is a modern metropolis bustling with commerce, trade, tourism, science, technology, manufacturing and education.

The City of Xi’an

Xi’an has a land area of 9,983 square kilometers. The city’s population has grown rapidly since the beginning of the decade, increasing from 6.9 million in 2000 to 7.4 million by 2005.  Xi’an ranks Xi’an’s regional economy produced US$15.9 billion worth of gross domestic product in 2005 as compared to slightly over US$8 billion in 2000 (15% compounded annual growth rate).  Per capita disposable income has grown in parallel with economic production.  Urban resident per capita disposable income grew from slightly less than US$ 800 in 2000 to over US$1,200.

Xi’an is located at the jointing area of the middle and western areas of China and the transportation hub linking southwest, middle and eastern China. It is also the largest central city along the Euro-Asian Land transportation network - Longhai-Lanxin section, and plays an important strategic role in the economic layout of the country. This strategic location has made Xi’an the largest distribution centre in the northwest China.

Compared with other urban centers in China, Xi’an has competitive advantages in five sectors: (i) high technologies due to the unusually large number of private and public universities, behind only Beijing and Shanghai, (ii) equipment manufacturing, (iii) service, (iv) cultural and (v) tourism.

In recent years, Xi’an has witnessed significant growth in activities in supply and demand in its real estate sector.  In 2004, over 161 million sq ft (11.4%  year on year increase) were constructed of which 22.5 million sq ft (9.8% increase) were in commercial spaces.

Xi’an is known for its historical and cultural importance.  It served as the capital city for thirteen dynasties -- Xizhou, Qin, Xihan, Xin, Donghan, Xijin, Qianzhao, Qianqin, Houqin, Xiwei, Beizhou, Sui and Tang.  From the 11th century BC to 9th century AD, Xi’an was the political, economic and cultural centre of China.  Because of its rich, ancient history, Xi’an has become one of the nation's most important tourist destinations (over 21 million visitors in 2004). Perhaps the most famous tourist attraction in Xi’an is the nearby tomb of Emperor Qin Shi Huang, who in 221 BC united China under a single kingdom.  Near his tomb, archaeologists discovered burial pits with tens of thousands of clay statutes of soldiers and horses (Terra-Cotta Army). Since the discovery in early ‘90s, the site has become a world-famous attraction visited by thousands of visitors each year.

After the establishment of the People’s Republic of China, Xi’an rapidly became an important city for national defense industries, scientific research and higher education.  Xi’an has been the capital city of Shaanxi Province since 1954 and is now categorized as a sub-provincial city under which there are nine districts including Yanta, Xi Gao Xin, and QuJiang Districts.

Yet the real estate market in Xi’an lags well behind demand. In 2004, demand for commercial and residential space was about 150 million square feet, but only 43 million square feet were constructed or approved by the government. Furthermore, Xi’an expects the real estate industry to continue to grow. In 2004, Xi’an's demand for commercial and residential space was approximately 150 million sq ft., however, there was only 43 million sq. ft. in supply that were constructed or government approved. Of this 43 million sq ft. supply, residential takes 37 million sq ft. Residential space per person in Xi’an took 108.7 sq ft in 2000 and 121.6 in 2001. It increased only about 12% during 2000-2001. However, the demand for residential space will rise to 161.4 sq ft per person in 2005 by forecast, which means a big jump for Xi’an real estate market, while still well below 219.6 national average forecast for 2005 (national average was 112 in 2000). For commercial space, per person occupies 0.015 sq ft in 2003 in Xi’an, and 7.5 sq ft in Beijing, and 15.5 sq ft in Shanghai (which is 100 times more than in Xi’an). These figures indicate Xi’an's real estate market has much potential for development and growth.

ITEM 2. DESCRIPTION OF PROPERTY

The Yangming International Tower is a five-star high-rise office building covering 516,668 sq. ft. The tower has twenty-eight floors of offices, apartments (residential or commercial use), a multi-level shopping centre and a three-level underground parking garage with 108 parking spaces. The grand lobby has a soaring 20-foot high ceiling. The building was ready for occupancy in October 2005. Unlike other ordinary office/apartment buildings, the Yangming International Tower is secured with a full range of hi-tech security and electronic networking systems. CCTV, Automatic Fire Alarm System, Security Monitors, Infrared Ray Sensors Security System have been installed. Each apartment has also been equipped with a broadband network with two interfaces and a digital telephone line to ensure high-speed information exchange. Residents, tenants, or clients of this building will have access to a multi-function club located on the fifth floor. The facilities in this club include: a large conference room, greenhouse, pool room, fitness room, entertainment center, and a game room. This leisure centre is available for use by residents, tenants and clients to enjoy and network.

Jiahui Office Building is a 17 story high-rise office building containing 204,514 square feet of gross area.  It is one of the first major large projects of the company.  The building has 16 floors of offices, multi-level retail centre and an underground parking garage.  The building was completed for occupancy in 1999.  60% of the office space in the building have been sold to date.  CPD continues to use or lease the remaining space.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any legal proceedings or pending legal proceedings against us. We may however be involved, from time to time, in various legal proceedings and claims incident to the normal conduct of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Subsequent to December 31, 2005, year-end, the board of directors approved and authorized the issuer to enter into an Acquisition Agreement whereby we will acquire the shares from nine individuals who are prepared to sell their shareholdings of Shaanxi Real Estate Co., Ltd. to China Properties for consideration of fifteen million (15,000,000) common shares and fifteen million (15,000,000) Series “A” preferred shares in return China Properties will own 90% of Shaanxi Real Estate Co., Ltd.

The agreement has not been finalized.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
Our common stock is quoted on the U.S Over-the-counter Bulletin Board under the symbol CPDV. As of December 31, the 52 week low was $0.10 and the 52 week high $1.05.  As of April 12, 2006, the stock price is quoted at $1.01.

Holders
As of April 10, 2005, there were 59 holders of record of China Properties Developments, Inc., holding 17,325,000 shares.

Dividends
China Properties Management, Inc. has not declared, and does not foresee declaring, any dividends now or in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
Our accumulated deficit as of our year ended on December 31, 2004 was $(4,516,316) and as of December 31, 2005, the accumulated deficit was $(4,393,941).  During the fiscal year ended December 31, 2005, the deficit decreased by $121,402.  The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  We have expensed all development expenses related to the establishment of the company.

Our operating expenses are classified into several categories:

  Professional Fees
  Sales – Gross Profit
  Depreciation
  Other Administrative Expenses

Professional Fees consist primarily of our contracted accounting, and audit fees. These amounted to $49,492 for the year ended December 31, 2005 and $0 for the year ended December 31, 2004.  The increase in professional fees period over period is attributable primarily to accounting and audit fees for preparation and review of our merger agreement and filings with the Securities & Exchange Commission (SEC) in 2005.

Sales refer to our gross profit – Sales less Cost of Sales.  Our gross profit decreased from $1,619,808 for the year ended December 31, 2004 to $473,837 for the year ended December 31, 2005. The decrease in Sales and Gross Profit is a result of reduced sales of the company’s property holdings.

Depreciation expense charged to operations was $147,725 and $108,561 in 2005 and 2004, respectively.

Other Administrative Expenses refers to our legal fees including retainers, office supplies, telephone expenses, bank charges, fees to process and file documents with the SEC, stock transfer fees and corporate filing fees with the State of Colorado and other administrative expenses. These amounted to $344,313 for the year ended December 31, 2005 and $585,734 for the year ended December 31, 2004 respectively. The decrease in 2005 versus 2004 is attributable primarily to the prior year expenses related to reduced sales of the company’s property holdings.

Results of Operations

Sales decreased year over year to $2,486,206 from $7,694,084 respectively for the year ended December 31, 2005 versus December 31, 2004. This decrease is the result of  reduced sales of the company’s property holdings.

We earned $122,375 for the fiscal year ended December 31, 2005, compared to a profit of $57,885 for the fiscal year ended December 31, 2004. The increase in net income is primarily due to the decrease in administrative fees.

We expect our salary expenses to increase next year due to Phase II construction of the Yan-Ta Shopping Plaza.

We anticipate that professional fees will increase in the future for several reasons. Our audit fees may increase because we of our reporting status and the required filings for requisite quarterly and annual reports with the Securities and Exchange Commission. We expect that we will have additional filings whereby our auditors may be required to prepare further financial report.  We are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the recently enacted Sarbanes-Oxley Act.  We are optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base.

We do not expect our rent expenses to increase next year but expect them to remain at the current level.

We expect our depreciation expense to increase in the next year due to the depreciation of the building.

We expect our advertising expense to increase as we intend to enter into a greater number of Property Management Contracts in the coming year.

We expect our other administrative expenses to increase in the next year as our legal fees may increase as we further our strategic goals and additional advice and/or opinions may be required.

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

Plan of Operations

We recently launched the development of The Yan-Ta Shopping Mall — a landmark regional shopping mall, urban park and entertainment complex. The urban park covers 18 acres,. Below ground, a three-story shopping mall will provide 1,291,670 sq. ft. of retail and commercial space plus 2,000 parking spaces. Located in the center of the Xiaozhai district of Xi’an, the project has the full support of both the city and the district governments.

Bali Village is a joint development project between China Properties Developments and the local district government. The Bali Village project covers 4.7 acres for residential development with over 1,200,000 square feet construction coverage. The 1,100 unit project will be developed in three phases, each phase will have two freestanding towers with 18 stories.

We also intend to develop its Pretty Garden Community Village property which lies in the Yan-Ta district and covers 10 acres with a planned 538,196 square feet of residential living space.

During the next twelve months, we intend to continue to make efforts to increase the number of leases and sales as our properties are developed.  We expect that we will begin pre-completion leasing/selling of  Phase I of the Yan-Ta mall  for occupancy in the 4th fiscal quarter.  Revenues may not be recognized until 2007 depending on the tenant improvements and commencement of leases and close dates for sales. We have commenced our marketing program for the sale/lease of both commercial and office space in our recently completed Yangming International Tower. It is ready for occupancy.

During the next twelve months, we will focus on our marketing/advertising campaign and our costs will dramatically increase over the next 12 months to approximately $2,000,000 will be spent on Phase I advertising.

Over the next twelve months we expect that our number of employees will increase.  Additional staff will be required when Phase II of the Yan-Ta Shopping Plaza starts.  We expect that we will commence construction in the fourth fiscal quarter.  The start of construction for Phase II will be directly related to future financings.

We are in preliminary discussions with a U.S. Investment Banker to raise money for Phase II of Yan-Ta Shopping Plaza through a private placement.  Once an agreement has been reached and the terms finalized, we will report the results to the SEC on Form 8-K.

We are currently actively seeking new properties in and around Xi’an for future residential or commercial development.

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

Seasonality

Generally our construction labour is reduced during the winter months November through March due to cold winter conditions.  Construction labour is stopped during Chinese New Year for the national two week holiday which occurs in the first quarter of our fiscal year.

For our buildings that are completed and occupied there are no seasonality affects.  Our property management services including but not limited to maintenance, security, sales and leasing continue a normal course of business throughout the year.   Revenue is generated both through sales and leasing of office space and retail space.

Clients/Tenants

We do not have a significant concentration of sales or leases with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business.

Working Capital

We fund the growth of our business through a combination of available cash and cash equivalents, short-term investments and cash flows generated from operations. In addition, our revolving credit facilities are available for additional working capital needs or investment opportunities.

Additional information regarding our "Liquidity and Capital Resources" is included in Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Our operating activities generated cash resources of $614,871 for the fiscal year ended December 31, 2005, compared to $171,858 for the fiscal year ended December 31, 2004. Decreases in accounts payable from $159,509 for the fiscal year ended December 31, 2004 to $132,694 for the fiscal year end December 31, 2005.   Cash generated from the sale of the company’s property holdings  have been a primary contributor toward meeting our cash flow requirements. Uses of funds have included activities to establish our business, acquire equipment, and the payment of salaries, rents, professional fees and other administrative expenses.

The terms of each bank loan is detailed in Note 9 and the terms of the Short Term Loans are detailed in Note 10 of the Audited Consolidated Financial Statements included in this report.

The Company and its subsidiary owes mortgages payable in the amount of $1,961,916 at fiscal year end December 31, 2005 compared with $211,704 at fiscal year end December 31, 2004 against the lands and buildings owned in by the company and its subsidiaries. The terms of the mortgages are discussed in the Audited Consolidated Financial Statements included in this report in Note 11.

As at December 31, 2005 and December 31, 2004, we had cash and cash equivalents of $5,962,999 and $643,918 respectively. Although we believe we are adequately capitalized, based on the risk factors for a company at our stage of development, we acknowledge we may need to raise additional capital within the next twelve months.

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

Certain relationships and related transactions are discussed in detail on page 31 in section Part III Item 12. Certain Relationships and Related Transactions.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

CHINA PROPERTIES DEVELOPMENTS, INC.

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2005

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statement of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 to F-18

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

INDEPENDENT AUDITOR'S REPORT

Board of Directors
China Properties Developments, Inc.

We have audited the accompanying consolidated balance sheet of China Properties Developments, Inc. as of December 31, 2005 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the two years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Properties Developments, Inc. at December 31, 2005 and the results of its' operations and cash flows for each of the years in the two years then ended in conformity with accounting principles generally accepted in the United States of America.

Kempisty & Company
Certified Public Accountants PC
New York, New York
March 13, 2006

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
CONSOLIDATED BALANCE SHEET
December 31,
ASSETS	2005
Current Assets:
Cash	$614,871
Prepaid expenses	203,547
Office space hold for sale-Jiahui Building	1,811,566
Office space hold for sale-Yangming Building	7,735,156
Loan to Officers	524,071
Loan to employees	1,116
Loan to related parties (Note 5)	3,357,126

Total current assets	14,247,453
Fixed Assets, net (Note 6)	3,556,466
Long-term Investment (Note 7)	353,400
Other assets (Note 8)	3,836,353

Total Assets	$21,993,672
===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Loans (Note 9)	$5,766,000
Short-term Loans (Note 10)	744,000
Current portion of mortgage loans (Note 11)	105,551
Accounts payable and accrued expenses	1,716,761
Notes payable (Note 12)	2,542,000
Taxes payable	421,604
Customer security deposit	1,649
Due to officers	665,163
Due to related parties (Note 5)	1,399,724

Total Current Liabilities	13,362,452
Long-term Liabilities
Mortgagement Loans (Note 11)	2,336,219
Long-term Bank Loans (Note 9)	4,327,600

Total Long-term Liabilities	6,663,819

Participating interest (Note 13)	3,366,836
Minority interest	-
Stockholders' Equity:
Common stock, no par value, 100,000,000 shares authorized;
17,325,000 shares issued and outstanding as of December 31, 2005	173,250
Additional Paid-in capital	2,858,581
Retained earnings	(4,393,941)
Accumulated comprehensive income	(37,325)

Stockholders' Equity	(1,399,435)

Total Liabilities and Stockholders' Equity	$21,993,672
===============
See Notes to Financial Statements F-3

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Year Ended
	December 31,
	2005	2004
Revenues
Sales	$2,486,206	$7,694,084
Cost of sales	2,012,369	6,074,276

Gross Profit	473,837	1,619,808

Operating Expenses
Bad debt expense	(48,863)	1,006,984
Depreciation	147,725	108,561
Professional fees	49,492	-
Selling expenses	28,185	86,211
General and administrative	344,313	585,734

Total Operating Expenses	520,852	1,787,490

Income (Loss) from Operation	(47,015)	(167,682)

Other Income (Expense)
Rental Income	169,390	225,567

Income (Loss) before provision
for Income Tax	122,375	57,885

Provision for Income Tax	-	-

Income before Minority Interest	122,375	57,885

Minority Interest	-	-

Net Income	122,375	57,885

Other Comprehensive Income (Loss)
Effects of Foreign Courrency Conversion	(37,325)	-

Comprehensive Income (Loss)	$85,050	$57,885
	===============	===============

Basic and fully diluted earnings (loss) per share	$0.00	$0.00
	===============	===============

Weighted average shares outstanding	17,325,000	17,325,000
	===============	===============
See Notes to Financial Statements. F-4

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

					Accumulated
	Common Stock		Additional		Other
	Par Value		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Totals

Balances at
January 1, 2004	17,325,000	$173,250	$2,858,581	$(4,574,200)	$-	$(1,542,369)

Net income	-	-	-	57,884	-	57,884

Balances at
December 31, 2004	17,325,000	173,250	2,858,581	(4,516,316)	-	(1,484,485)

Net income	-	-	-	122,375	-	122,375

Accumulated effects on
foreign currency conversion	-	-	-	-	(37,325)	(37,325)

Balances at
December 31, 2005	17,325,000	$173,250	$2,858,581	$(4,393,941)	$(37,325)	$(1,399,435)
	=========	=========	=========	=========	===========	=========

See Notes to Financial Statements.

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended
	December 31,
	2005	2004
Operating Activities
Net income (loss)	$122,375	$57,884
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	147,725	108,561
Changes in operating assets and liabilities:
(Increase) decrease in Prepaid expense	205,598	6,189
(Increase) decrease in office space hold for sale Jiahui Building	(46,506)	3,908,338
(Increse) decrease in office space construction –in-progress Yangming Bldg.	(2,555,386)	(132,532)
(Increase) decrease in advance to officers	(479,568)	661,324
(Increase) decrease in advance to employees	12,959	(13,350)
(Increase) decrease in other assets	(2,810,354)	(257,674)
Increase (decrease) in Accounts payable and accrued expenses	132,694	159,509
Increase (decrease) Taxes payable	(48,368)	378,896
Increase (decrease) in Deferred revenue	-	(934,271)
Increase (decrease) in customer security deposit	84	(108)

Net cash provided (used) by operating activities	(5,318,747)	3,942,766

Investing Activities
Purchase of long-term investment	-	(362,450)
Dividend from long-term investment	9,050	-
Purchase of fixed assets	(137,519)	(3,508,699)

Net cash (used) by investing activities	(128,469)	(3,871,149)

Financing Activities
Short-term loans	1,848,139	181,225
Long-term loans	4,327,600	-
Mortgage loans	1,987,102	211,704
Loans to officers	127,240	356,814
Loans to related parties	(2,448,959)	(925,657)

Net cash provided (used) by financing activities	5,841,122	(175,915)

Increase (decrease) in cash	393,906	(104,298)
Effects of exchange rates on cash	49,107	-
Cash at beginning of period	171,858	276,156

Cash at end of period	$614,871	$171,858
	===============	===============

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$467,939	$426,599
	===============	===============
Income taxes	$-	$-
	===============	===============
See Notes to Financial Statements. F-6

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 1- ORGANIZATION AND OPERATIONS

China Properties Developments, Inc. (the "Company") was incorporated in the State of Colorado on June 15, 2001.   The Company presently engages in the business of real estate development, property management and related services in Xi'an City, Shanxi Province, People's Republic of China ("PRC").

Effective October 14, 2005, Wollaston Industrial Limited (“Wollaston”), the parent company of Xi’an Jiahui Real Estate Co., Ltd. (“Jiahui”) completed its merger agreement (“Agreement”) with Bangla Property Management, Inc. (“Bangla”). The agreement provided for Bangla to issue 10,000,000 shares of its common stock to acquire 100% of Wollaston in a transaction accounted for as a reverse merger. As a result of the Agreement, the transaction was treated for accounting purposes as a recapitalization of the accounting acquirer (Wollaston) and a reorganization of the accounting acquiree (the Company, formerly Bangla). Accordingly, the historical financial statements presented prior to the merger are the historical financial statements of Wollaston, which includes Wollastons’ majority owned subsidiary Jiahui.

Wollaston was incorporated on April 21, 2004 in British Virgin Islands (“BVI”) under the International Business Companies Act, as a limited liability corporation. Wollaston owns 90.28% of Jiahui, which was established in Xi’an City, Shaanxi Province, PRC on December 17, 1996 under the Company Law of PRC. Jiahui engages in the business real estate development, including sale and lease of real estate..

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
December 31, 2005

Note 2- SIGNIFICANT ACCOUNTING POLICIES (continued)

Employees' Benefits
Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments.  The cost of these payments is charged to the statement of income in the same period as the related salary cost.

Fair Value of Financial Instruments
The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2005 due to the relatively short-term nature of these instruments.

Inventories and Construction In Progress
Inventories held for sale are recorded at the lower of cost or fair value less selling costs. Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales at the estimated rate of 75% of the selling price sales.

Revenue Recognition
Revenue from building projects are recognized as space are sold using the full accrual method. The sale of the offices can only take place after all government authorizations have been received.

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
December 31, 2005

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

The exchange rate of the US dollar against the RMB was adjusted to 8.11 yuan per US dollar on July 21, 2005.  On September 30, 2005, the exchange rate is US$1.00:RMB8.065.

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
December 31, 2005

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

Minority Interest

The Company has accumalted deficit in its operation, no miniroity interest has been recognized.  The Company observed the entire accumulated deficit.

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

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

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 3-  OFFICE SPACE HOLD FOR SALE – JIAHUI BUILDING

Office space hold for sale-Jiahui Building consist of the following:
December 31,
Construciton Costs	2005

Preconstruction cost	$299,244
Supporting facilities	531,413
Construction materials	451,153
Equipment	135,912
Construction cost	3,433,056
Decoration cost	98,923
Utility	106,370
Compensation for demolition	254,572
City engineering fees	45,523
Salary and benefit	51,399
Close to First to Fourth Floors of Jiahui Builing	(3,596,000)

$1,811,565
=============

Note 4 – OFFICE SPACE CONSTRUCTION IN PROGRESS – YANGMING BUILDING

Office space construction in progress – Yangming Building consist of the following:

December 31,
Construciton Costs	2005

Preconstruction cost	$101,420
Supporting facilities	239,516
Construction materials	2,905,202
Equipment	598,605
Foundation engineering	1,602,610
Construction cost	6,979,959
Utility	253,358
Compensation for demolition	541,250
City engineering fees	81,868
Salary and benefit	129,856
Architecture fees	255,378
Interest on loan	2,302,316
Supervision expense	19,815
Close to cost of sales	(8,275,998)

$7,735,156
=============

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 5 - RELATED PARTY TRANSACTIONS

The Company leases office and retail space to an affiliate Shaanxi Jiahui Hantang Book Publishing Co., Ltd.  The lease period is from January 1, 2003 to December 31, 2007.  The rent is $192,100 per year and the rent is payable semi-annually

Due from Related Parties

Due from affiliates consists of the following:

Name of affiliate	Relationship	Type of Transaction	December 31, 2005
Shaanxi Lezhan Property Management Co. , Ltd.	Company majority owned by shareholders of the Company	Temporary Loan bearing no Interest	$ 43,451
Jiahui Restaurant	Company majority owned by shareholders of the Company	Temporary Loan bearing no Interest	43,167
Xi'an Qi'an Ceramics Factory	Company majority owned by shareholders of the Company	Temporary Loan bearing no Interest	216,478
Shaanxi Jiahui (Group) Real Estate Co., Ltd	Company majority owned by shareholders of the Company	Temporary Loan bearing no Interest	2,381,751
Shaanxi Han-tang Trading Ltd.	Company majority owned by shareholders of the Company	Temporary Loan bearing no Interest	672,279
			$ 3,357,126
			==========
Related Parties

Due to affiliates consists of the following:

Name of affiliates	Relationship	Type of Transaction	December 31, 2005
Shaaxni Ruize Industrial Co., Ltd.	Company majority owned by shareholders of the Company	Temporary Loan bearing no Interest	$ 371,431
Shaanxi Han-tang Publishing Co., Ltd.	Company majority owned by shareholders of the Company	Temporary Loan bearing no Interest	124,048
Shaanxi Zhengyang Real Estate Co. , Ltd.	Company majority owned by shareholders of the Company	Temporary Loan bearing no Interest	193,973
Shaanxi Btothers Real Estate , Ltd.	Company majority owned by shareholders of the Company	Temporary Loan bearing no Interest	324,804
Shaanxi Xinyuan Industrial Co., Ltd.	Company majority owned by shareholders of the Company	Temporary Loan bearing no Interest	385,468
			$ 1,399,724
			==========

The above due to and from affiliates bear no interest and have no definite terms of repayment.

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 6- PROPERTY AND EQUIPMENT

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

                                                                                                                 December 31,
                                                                                                                 2005
                                  Vehicles                                                                  $        329,741
                                  Machinery and equipment                                                         483
                                  Office equipment                                                                 34,059
                                  Office furniture                                                                    67,619
                                  First to fourth floors of Jiahui Building                             3,596,000
                                                                                                                       4,027,902

                                  Less: Accumulated depreciation                                      (471,436)

                                      Total                                                                 $       3,556,466
                                                                                                               ===========

Depreciation expense charged to operations was $147,725 and $108,561 in 2005 and 2004, respectively.

Note 7- LONG-TERM INVESTMENT

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

Note 8- OTHER ASSETS

                                  Other assets consist of the following:

                                                                                                                 December 31,
                                                                                                                 2005
                                  Restricted cash                                                        $       3,735,338
                                  Security deposit                                                                   101,015
                                                                                                                 $       3,836,353
                                                                                                                  ===========

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 9- BANK LOANS

Bank loans consist of the following:

Current

                                                                Loan                                                    Monthly
Financial Institutions                                 Amount               Duration                     Interest Rate       Collateral

Tumen Branch of Commercial
           Bank                                           $   1,860,000      04/26/04-04/26/05       0.58410%         CD US$500,000
Southern Subbranch of Bank of China         2,976,000       06/15/04-06/15/05      0.68961%         Yangming Building
Tumen Credit Corp.                                       372,000       05/29/04-05/29/05      0.66375%         Yangming Building
Changyanbao Credit Corp.                            558,000       12/02/04-12/04/05      0.66375%         Yangming Building

                                                              $  5,766,000
                                                              =========

Long-term

                                                               Loan                                                    Monthly
Financial Institutions                                Amount                 Duration                   Interest Rate        Collateral
                                                                                                                                                       Basements of
                                                                                                                                                       Yangming (1-3 floors)
                                                                                                                                                       Floor 4, 5, 25, 26
                                                                                                                                                       partially used for
Dengjiapo Credit Cooperatives              $ 1,723,600         12/28/05-10/28/08     0.67200%           guaranty
                                                                                                                                                      Basement of Jiahui
                                                                                                                                                       Office Building part of
                                                                                                                                                       Floors 5, 13, 14 and
Qujiang Credit Cooperatives                     2,604,000        12/29/05-12/29/08     0.67200%           floors 6 7 for guaranty

                                                              $ 4,327,600
                                                              ========

At December 31, 2005, future minimum principle and interest payments are as follows, interest payments are made quarterly.

    Year ending December 31,                                         Principle             Interest                     Total
                      2006                                                        $         -               $       348,978         $      348,978
                      2007                                                                   -                        348,978                 348,978
                      2008                                                             4,327,600               348,978               4,676,578
                      Total                                                      $     4,327,600      $    1,046,934           $  5,374,534
                                                                                    ==========      ==========          =========

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 10- SHORT-TERM LOANS

Short-term loans consist of the following:

Current
                                                   Loan                                             Monthly
     Name of Creditor                   Amount             Duration               Interest Rate       Collateral
                                                                                                                                  All are units of Yangming
                                                                                                                                  Inter'l Building
Zhai, Yuzhen                             $ 74,400       06/14/05-06/13/06       0.833%           Unit 11-08 Unit 15-11
Niu, Yan                                    111,600       06/09/05-06/08/06       0.833%           Unit 14-02 Unit 10-08 Unit 09-08
Jin, Aiguo                                    62,000       06/17/05-06/16/06        0.833%           Unit 09-05 Unit 15-10
Li, Yanping                                  62,000       08/02/05-08/01/06       1.000%           Unit 16-09 Unit 18-10
Gu, Hong                                   124,000       09/26/05-03/26/06       1.250%           Unit 14-02; Unit 10-08 Unit 09-08
Li, Mengzhou                               62,000       06/17/05-06/16/06       0.833%           Unit 08-05 Unit 11-09 Unit 24-10 Unit 14-03
Zhang, Yi                                   124,000       06/16/05-06/15/06       0.833%           Unit 10-05 Unit 12-10 Unit 17-11
Zhang, Yi                                     62,000       10/26/05-07/05/06       0.833%           Unit 19-10 Unit 16-08
Wang, Yinming                            12,400        12/29/05-03/29/06       0.783%           None
Fang, Chunhua                             12,400       12/29/05-03/30/06       0.783%            None
Li, Mengzhou                               12,400       12/29/05-03/31/06       0.783%            None
Chen, Jianhui                                12,400       12/29/05-03/31/06       0.783%            None
Zhao, Xiaoguang                          12,400       12/29/05-03/31/06       0.783%            None

                                               $744,000
                                               =======

Note 11- MORTGAGE LOANS

The Company took out mortgage loans on its construction in progress.  The average interest rate was approximately 4.75%.  The interest expense charged to construction-in-progress was 107,032 and $15,175 in 2005 and 2004, respectively. At December 31, 2005, future minimum principle and interest payments are as follows:

Year ending December 31,                 Principle                     Interest                          Total
              2006                                    $          105,551         $        134,153              $        239,704
              2007                                                 111469                   128,235                        239,704
              2008                                                117,735                   121,969                        239,704
              2009                                                124,368                   115,336                        239,704
              2010                                                131,390                   108,315                        239,704
              After 2010                                    1,851,257                1,058,343                     2,909,600
              Total                                   $        2,441,770          $    1,666,350               $     4,108,120
                                                         ===========           ==========              ===========

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 11 – MORTGAGE LOANS (continued)

Mortgage Loans consist of the following:
					Outstanding Balance
Collateral	Principle	Duration		Monthly	as of
All are units of Yangming Inter'l Building	Amount	From	To	Interest Rate	September 30, 2005
#2707	$51,903	2/19/2004	2/19/2032	0.420%	$50,451
#2702	49,432	2/19/2004	2/19/2019	0.420%	42,270
#2703	48,196	2/19/2004	2/19/2019	0.420%	44,213
#2706	29,659	2/19/2004	2/18/2019	0.420%	26,948
#2710	40,781	2/19/2004	2/19/2019	0.420%	36,150
#2711	51,903	2/19/2004	2/19/2020	0.420%	48,010
#907	42,017	4/21/2005	4/21/2033	0.551%	41,805
#2002	43,253	4/11/2005	4/11/2013	0.551%	40,592
#2708	49,432	2/19/2004	2/19/2014	0.420%	42,270
#2406	24,716	4/26/2005	4/26/2023	0.551%	24,310
#1310	35,838	7/25/2005	7/24/2025	0.459%	35,544
#1207	45,724	2/25/2005	2/24/2030	0.443%	45,130
#2705	50,667	2/19/2004	2/19/2019	0.420%	49,250
#1911	49,432	1/13/2005	1/13/2017	0.443%	45,922
#1808	48,196	1/13/2005	1/13/2024	0.443%	46,974
#701	80,326	1/13/2005	1/13/2032	0.443%	79,339
#2301	86,505	1/13/2005	1/13/2024	0.443%	84,312
#2310	39,545	1/13/2005	1/13/2035	0.443%	39,174
#1501	71,676	1/1/2005	1/1/2031	0.443%	70,713
#1801	49,432	3/14/2005	3/14/2022	0.443%	48,922
#2302	48,196	1/13/2005	1/13/2028	0.443%	47,350
#2309	46,960	1/13/2005	1/13/2035	0.443%	46,519
#2308	34,602	1/1/2005	1/1/2026	0.443%	33,874
#2211	49,432	1/13/2005	1/13/2022	0.443%	47,911
#2303	46,960	1/13/2005	1/13/2035	0.443%	46,519
#2701	80,326	3/14/2005	3/14/2029	0.443%	79,327
#2408	34,602	1/13/2005	1/13/2034	0.443%	34,246
#1807	49,432	1/27/2005	1/13/2031	0.443%	48,706
#2201	85,269	3/14/2005	3/14/2021	0.443%	82,961
#2401	82,798	3/14/2005	3/14/2022	0.443%	80,775
#1508	46,960	1/1/2005	1/1/2013	0.443%	42,677
#2710	40,781	3/14/2005	3/14/2030	0.443%	40,319
#711	46,960	3/14/2005	3/14/2012	0.443%	42,866
#105	173,010	4/21/2005	4/21/2015	0.510%	165,029
#1308	40,781	4/11/2005	4/11/2034	0.551%	40,601
#2404	74,147	4/11/2005	4/11/2027	0.551%	73,376
#2003	39,545	4/11/2005	4/11/2030	0.551%	39,255
#1311	43,253	4/11/2005	4/11/2026	0.551%	42,748
#1309	39,545	4/11/2005	4/11/2021	0.551%	38,727
#1301	74,147	4/11/2005	4/11/2026	0.551%	73,283
#2405	42,017	4/11/2005	4/11/2014	0.551%	39,821
#2407	43,253	4/11/2005	4/11/2020	0.551%	42,245
#1401	74,147	4/11/2005	4/11/2021	0.551%	72,614
#2107	42,017	4/21/2005	4/21/2030	0.551%	41,766
#2704	61,789	2/25/2005	2/24/2030	0.443%	56,950
#1404	72,912	4/11/2005	4/11/2033	0.551%	72,622
#1405	28,423	1/1/2004	12/31/2030	0.4200%	26,384

Total	$2,530,895				$2,441,770
	==========				===============

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 12- NOTES PAYABLE

Notes payable consist of the following:

                                                                                       Monthly
                                                           Loan                     Interest
Name of Creditor                                Amount                 Duration                    Rate                        Collateral

Shaanxi Ruize Industrial Co., Ltd.        $  1,860,000        10/13/05-04/13/06     0.000%            Full amount of restricted CD
Shaanxi Ruize Industrial Co., Ltd.               248,000        11/01/05-05/01/06     0.000%            Full amount of restricted CD
Shaanxi Ruize Industrial Co., Ltd.               248,000        11/15/05-05/15/06     0.000%            Full amount of restricted CD
Shaanxi Tangxin Fire
Equipment Co., Ltd.                                    24,800         11/15/05-05/15/06     0.000%            Full amount of restricted CD
Shaanxi No. 3 Construction Co., Ltd.          86,800         11/03/05-05/03/06     0.000%            Full amount of restricted CD
Xi'an Henli Electronic

Installation Co., Ltd.                                    37,200         11/15/05-05/15/06     0.000%            Full amount of restricted CD
Shaanxi Hangtian
Construction Co., Ltd.                                37,200          11/24/05-05/24/06     0.000%            Full amount of restricted CD

                                                           $2,542,000
                                                           ========

Note 13 - PARTICIPATING INTEREST

The Company has entered into a real estate project in which two lenders to the Company, Dongguan Plastic Cement Factory, Ltd. and Shaanxi Ruize Industrial Co., Ltd.  have converted their loans into an approximately 35% equity participation in the Jiahui Office Building project and are entitled to participate in market value appreciation and net results of the project’s operations. Under the terms of the arrangement, the lenders converted $3,401,175 of debt. As of September 30, 2005 the Company estimated that based on the projects results through September 30, 2005, its liability does not exceed the amounts reflected in the financial statements.

On March 6, 2006 the interest holders have agreed to convert their participating interests into 1,685,825 shares of common stock of the Company and the interest holders have no more interests in the profits, losses, and distributions from the Jiahui Office Building project.   The conversion will account as an increase in common stock and additional paid-in capital of the company.

Note 14- CURRENT VALUE INFORMATION (unaudited)

The Company owns approximately 47,000 square feet of office space held for sale in JiaHui Building with book value of $1,811,566.  As of December 31, 2005, these office spaces has an appraisal value of approximately $2,900,000 which is approximately $1,000,000 in excess of their cost.

The Company owns approximately 79,000 square feet of store space which had been rented to a related party, Shaanxi Han-tang Publishing Co., Ltd., with the lease ended on December 31, 2007, in  Jiahui Building with book value of $3,596,000.  As of December 31, 2005, these store spaces has an appraisal value of approximately $14,000,000 which is approximately $10,000,000 in excess of their cost.

The Company owns approximately 246,000 square feet of office space under construction in Yangming Building with book value of $7,708,711.  As of December 31, 2005, these office spaces has an appraisal value of approximately $18,000,000 which is approximately $10,000,000 in excess of their cost.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Report.

ITEM 8A. CONTROLS AND PROCEDURES

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

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

ITEM 8B. OTHER INFORMATION

None to Report.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information as of April 13, 2006.

Name                                 Age                    Title                                                              Term of

Ping’an Wu                           48                    Chairman, Chief Executive Officer                  1 year
Xi’an, China                                                  President, Director

Shuo (Steven) Lou                44                    Chief Financial Officer,                                  1 year
Xi’an, China                                                  Chief Accounting Officer,
                                                                     Executive Vice President, Director

Yingming Wang                     42                    Chief Operating Officer                                 1 year
Xi’an, China                                                  Vice President, Director

Xingguo Wang                      41                     Independent Director                                   1 year
Xi’an China

Chairman, Chief Executive Officer and President
Pingan Wu - was born in January, 1958 in Shaanxi Province of China. He is United States permanent resident.  He was a manager at Chunlin No.5 Brick Factory in Xi’an from 1984-1987. He was the founder of Xi’an Qi An Advanced Ceramic Ornament Materials Co., Ltd., a ceramic factory and served as the CEO from 1987-1990. He founded Xi’an Qi An Group Company and serviced as the CEO from 1990-1997. He founded Shaanxi Jiahui Group in 1997 and has been the Chairman of China Properties Developments Inc. through present. Mr. Wu is a Certified Economist in China.  Mr. Wu and his family have a home in Washington State and his children attend the University of Washington.

Director, ExecutiveVice President and Chief Financial Officer and Chief Accounting Officer
Steven Lou - was born in October, 1961 in Hangzhou, China, and is currently a citizen of the United States of America. He received an MBA in Management Information System from North Carolina State University, North Carolina, USA and an MA in Economics and Statistics from Xiamen University, Xiamen, China. He also received a BSc in Mathematics from Zhejiang Normal University. He worked as a financial analyst at the Bank of China’s Hangzhou Branch from 1983-1984. He then worked as a financial analyst at the Central Bank of China’s Hangzhou Branch from 1984-1985. He taught business classes at Hangzhou University, School of Business and Economics from 1988-1990. He was an executive at Shuka Industrial, Inc. in New Jersey from 1994-1996. He worked at Wachovia Securities, Inc. (f.k.a. Prudential Securities, Inc.) in Seattle, Washington, as a financial advisor & quantum portfolio manager from 1997-2004. He has been a Director and the Chief Financial Officer of China Properties Developments Inc. from 2004 through present.

Director, Vice President and Chief Operating Officer
Yingming Wang - was born in July, 1963 in Gansu Province, China. He received an LL.B from Northwest University, School of Politics Science and Law in Xi’an, China. He then worked at the same university as an instructor in law from 1987 to 1993. He worked with Shaanxi Province Legal Department as a legal counsel from 1993 to 1997. He has been the Chief Operating Officer of China Properties Developments Inc. from November 1997. He has been a Director of China Properties Developments Inc. from 2004 through present.

Independent Director
Wang Xingguo - was born in February 1965 in Shandong Province, China and he is currently a US citizen. He received an MA in International Economics from Nan Kai University, Tianjing, China. He worked at Zhejiang Securities Co., Ltd as a deputy general manager of the investment banking department from 1992-1994. He worked with Ameda C. G Inc as a vice-president from 1994-1996. He was the president of Great Ocean International Ltd from 1996 to 2000.  He was the Vice President of Waitex International Ltd from 2000-2002. He was the Vice President of Bright Orient (Holding) Ltd. July 2003 to present. He has been a Director of China Properties Developments Inc. from 2004 through present.

Board Advisor
Howard Li - is the founder, Chairman & CEO of Waitex International Co., Ltd., Prime Time International, Inc. and Fortune USA, Inc., which began operations in 1981 in New York City. Mr. Li also is the founder and sole owner of a conglomerate of multinational companies involving logistics, information technology, real estate development, global trading and retail stores. “Crain’s” magazine has ranked Waitex Group of Companies as one of the top 200 privately held companies in years 2002-2005 in the greater New York Area.Mr. Li is very dedicated to the Asian American business community, and his deep rooted knowledge of both Chinese and American business methods make him a highly sought after advisor on Asian / Western economy. In 2005, Howard Li was the first Asian American in twenty-three years to Chair the National Minority Enterprise Development (MED) Week 2005 Conference Steering Committee, supported by the Minority Business Development Agency at the US Department of Commerce and also served as Co-Chairman from 2002 to 2004. In addition, he is director of the United Way of New York City, one of the largest volunteer-directed organizations, and is chairman of the US-Chinese Chamber of Commerce. He has been a Board Advisor of China Properties Developments Inc. from 2004 through present. And in January 2006, President George W. Bush announced his intent to appoint Howard H. Li to serve as a member of the President’s Advisory Commission on Asian Americans and Pacific Islanders.

Compliance with Section 16(a) of Securities Exchange Act of 1934

During the fiscal year ended December 31, 2005, our Directors and Officers complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the salaries and directors’ fees paid to our executives on an annual basis.

Person	Director’s Position	Stock Based Salary		Fees		Compensation		Total
		2004	2005	2004	2005	2004	2005	2004	2005
Ping’an Wu	Chair, CEO	0	0	0	0	$50,000	$60,000
Shuo Lou	Director, CFO, CAO, VP	0	0	0	0	$100,000	$100,000
Yingming Wang	Director, COO, VP	0	0	0	0	$75,000	$75,000
Xingguo Wang	Independent Director	0	0	0	0	0	0
Howard Li	Board Advisor	0	0	0	0	0	0

We currently have four directors, one of which is independent.

As of December 31, 2005, there are no other arrangements, standard or otherwise, with any director or officer wherein the director or officer is compensated other than as stated above.

We intend to do one or a combination of the following to compensate our employees, officers and directors so that they are retained and so that we can attract qualified personnel as we deem appropriate.

Develop a stock option plan and have our employees, officers and directors opt in to the plan at their choosing; and/or issue shares to our employees, officers and directors.

We do not have an audit committee or a compensation committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Subsequent to December 31, 2005, year-end, the board of directors approved and authorized the issuer to enter into an Acquisition Agreement whereby the issuer will acquire the shares from nine individuals who are prepared to sell their shareholdings of Shaanxi

Real Estate Co., Ltd. to China Properties for consideration of fifteen million (15,000,000) common shares and fifteen million (15,000,000) Series “A” preferred shares in return China Properties will own 90% of Shaanxi Real Estate Co., Ltd.

The agreement has not been finalized or voted on by the shareholders of the company.

The following table sets forth, as of  April 13, 2006, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

                                                        AMOUNT AND NATURE            PERCENT OF
                                                        OF BENEFICIAL SHARES          OUTSTANDING
                NAME                             OWNED                                       OWNERSHIP
-------------------------------          ------------------------------         ------------------------
Ping’an Wu                                       2,712,000 common shares                   14.27%
Shuo (Steven) Lou                               300,000                                              1.58%
Yingming Wang                                   300,000                                              1.58%
Xingguo Wang                                    200,000                                              1.05%
Rong Wu                                         1,533,000                                              8.06%
Lin Wu                                            1,534,000                                              8.07%
Zhendong Wu                                  1,533,000                                              8.06%
-------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties.  To date, several related party transactions have taken place.

On October 14, 2005, as agreed upon during at the Special Shareholders’ meeting, there was a share issuance to the following persons:

Name	No. of Shares
Xingzhi Lin	100,000
Zhenghuan Lou	200,000
Wuxian Shi	200,000
Yun Lou	200,000
Xiaoqiu Wang	400,000
Shuo Lou, CFO, Director	300,000
Rong Wu, >5% Holder	1,533,000
Yingming Wang, COO, Director	300,000
Lin Wu, >5% Holder	1,534,000
Zhendong Wu, >5% Holder	1,533,000
Zhenxi Wu	500,000
Zhiqiang Xu	20,000
Jianhua Chen	20,000
Chunhua Feng	15,000
Xiaoguang Zhao	10,000
Rongxin Jia	10,000
Yongxi Bai	2,000
Mei Zhang	1,000
Yi Zhang	10,000
Ping’an Wu, Chairman, CEO, Director	2,712,000
Xingguo Wang, Independent Director	200,000
Jinman Liu	200,000

Subsequently, on March 10, 2006, a share issuance to the following companies was approved by the Board of Directors that the company issue 1,685,825 common shares to complete the conversion of debt in full into common shares at $2.00 per share:

Name	No. of Shares
Dongguan Plastic Cement Factory Guangdong	846,406
Shaanxi Ruize Industrial Co. Ltd.	839,419

ITEM 13. EXHIBITS

EXHIBITS

(a)  Audited Consolidated Financial Statements (included in Part 11 of this Report):

        Auditor’s Report
        Consolidated Balance Sheet – December 31, 2005
        Consolidated Statements of  Operations and Deficit – December 31, 2005
        Consolidated Statements of Cash Flows – December 31, 2005
        Consolidated Statement of Stockholders’ Equity – December 31, 2005
        Notes to Consolidated Financial Statements – December 31, 2005

(b)  Reports on Form 8-K – February 21, 2006 and March 15, 2006

   None.

(c)  Exhibit
         14.1 Code of Ethics
         31.1 Certification of Chief Executive
         31.2 Chief Financial Officer and Chief Accounting Officer
         32.1  Certification of Chief Executive
         32.2  Certification of Chief Financial Officer and Chief Accounting Officer

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Although our audit fees have increased because we are a reporting company and filing the requisite quarterly and annual reports with the Securities and Exchange Commission, many of these same expenses have been incurred to date due to our merger, and during the last fiscal year we have had two full audits performed whereas only one would be done in a typical year. However, we are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the recently enacted Sarbanes-Oxley Act.  We are also optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base.

The auditor’s fee for fiscal 2005 is $55,000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                CHINA PROPERTIES DEVELOPMENTS, INC.
                                                                                                                (Registrant)

                                                                                By           /s/ Ping’an Wu
                                                                                                Ping’an Wu, President, Chief Executive Officer

                                                                                Date        April 13, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                                By           /s/ Shuo (Steven) Lou
                                                                                               Shuo (Steven) Lou, Chief Financial Officer and
                                                                                               Chief Accounting Officer

                                                                                Date        April 13, 2006