Form 10QSB
period 2006-03-31
CHINA PROPERTIES DEVELOPMENTS INC
filed 2006-05-22
CIK 1174741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2006

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to ________________

Commission file number: 000-50637

China Properties Developments, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado                                                                         84-1595829
(State or other jurisdiction of incorporation or organization)       (IRS Employer Identification No.)

89 Chang’an Middle Road, Yangming International Tower, 26th and 27th Floors
Xi’an, China
(Address of principal executive offices)

86 29 85257560
(Issuer’s telephone number)

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
As of May 2, 2006, the Issuer had 19,010,825 shares of Common Stock issued and outstanding

Transitional Small Business Disclosure Format (Check one):          [  ]  Yes       [X]  No

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The consolidated financial statements of China Properties Developments, Inc. and subsidiary (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2005.

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

Page

Financial Statements:

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Financial Statements	F-4 - F-14

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
March 31,
2006
ASSETS
Current Assets:
Cash and cash equivalents	$47,929
Accounts receivable	7,458
Prepaid expenses	206,411
Office space hold for sale-Jiahui Building (Note 3)	1,823,253
Office space construction in progress-Yangming Building (Note 4)	8,302,287
Advance to Officers	2,085
Advance to employees	1,121
Loans to related parties (Note 5)	3,334,867

Total current assets	13,725,411

Fixed Assets, net (Note 6)	3,542,301

Long-term Investment (Note 7)	355,680

Other assets (Note 8)	4,256,309

Total Assets	$21,879,701
==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Loans (Note 9)	$5,241,600
Short-term Loans (Note 10)	748,800
Current portion of mortgage loans (Note 11)	96,419
Accounts payable and accrued expenses	1,221,168
Notes payable (Note 12)	2,957,760
Deferred revenue	49,920
Taxes payable	441,506
Customer security deposit	1,660
Due to officers	644,589
Due to related parties (Note 5)	1,872,292

Total Current Liabilities	13,275,714

Long-term Liabilities
Mortgage Loans (Note 11)	2,336,219
Long-term Bank Loans (Note 9)	4,355,520

Total Long-term Liabilities	6,691,739

Minority interest	-

Stockholders' Equity:
Common stock, no par value, 100,000,000 shares authorized;
19,010,825 shares issued and outstanding as of March 31, 2006	190,108
Additional Paid-in capital	6,230,280
Retained earnings	(4,461,498)
Accumulated comprehensive income	(46,642)

Stockholders' Equity	1,912,248

Total Liabilities and Stockholders' Equity	$21,879,701
==============

See Notes to Financial Statements
F-1

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2006	2005
Revenues
Revenue from sale of spaces in Yangming Building	$76,718	$1,404,879
Cost of sales	60,587	1,109,115

Gross Profit	16,131	295,764

Rental Income	43,757	50,708

Operating Expenses
Depreciation	36,954	37,157
Professional fees	11,820	17,176
Selling expenses	8,197	4,141
General and administrative	70,474	62,857

Total Operating Expenses	127,445	121,331

Income (Loss) from Operation	(67,557)	225,142

Provision for Income Tax	-	-

Income before Minority Interest	(67,557)	225,142

Minority Interest	-	-

Net Income	(67,557)	225,142

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	(9,317)	-

Comprehensive Income (Loss)	$(76,874)	$225,142
	==============	==============

Basic and fully diluted earnings (loss) per share	$(0.00)	$0.01
	==============	==============

Weighted average shares outstanding	19,010,825	17,325,000
	==============	==============

See Notes to Financial Statements.
F-2

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Three Months Ended
March 31,
	2006	2005
Operating Activities
Net income (loss)	$(67,557)	$225,142
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	36,954	37,157
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,458)	-
(Increase) decrease in prepaid expense	(2,864)	(12,082)
(Increase) decrease in office space construction-in-progress- Yangming Building	(567,131)	(200,826)
(Increase) decrease in advance to officers	521,986	(182,850)
(Increase) decrease in advance to employees	6	12,746
(Increase) decrease in other assets	(419,956)	(129,468)
Increase (decrease) in Accounts payable and accrued expenses	(495,593)	(39,347)
Increase (decrease) in Deferred revenue	49,920	-
Increase (decrease) Taxes payable	19,902	74,217

Net cash provided (used) by operating activities	(931,791)	(215,311)

Investing Activities
Purchase of fixed assets	-	(41,078)

Net cash (used) by investing activities	-	(41,078)

Financing Activities
Repayment on Short-term loans	(112,972)	(48,327)
Long-term loans	27,920	-
Mortgage loans	-	756,782
Payback of Loans from officers	(20,574)	(3,118)
Loans from related parties	494,826	-
Loans to related parties	-	(359,375)

Net cash provided (used) by financing activities	389,200	345,964

Increase (decrease) in cash	(542,591)	89,575
Effects of exchange rates on cash	(24,352)	-
Cash at beginning of period	614,872	171,858

Cash at end of period	$47,929	$261,433
	==============	==============

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$467,939	$426,599
	==============	==============
Income taxes	$-	$-
	==============	==============

See Notes to Financial Statements.
F-3

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1- ORGANIZATION AND OPERATIONS

China Properties Developments, Inc. (the "Company") was incorporated in the State of Colorado on June 15, 2001.   The Company presently engages in the business of real estate development, including sale and lease of real estate in Xi'an City, Shanxi Province, People's Republic of China ("PRC").

Effective October 14, 2005, Wollaston Industrial Limited (“Wollaston”), the parent company of Xi’an Jiahui Real Estate Co., Ltd. (“Jiahui”) completed its merger agreement (“Agreement”) with Bangla Property Management, Inc. (“Bangla”). The agreement provided for Bangla to issue 10,000,000 shares of its common stock to acquire 100% of Wollaston in a capital transaction accounted for as a reverse merger. As a result of the Agreement, the transaction was treated for accounting purposes as a recapitalization of the accounting acquirer (Wollaston) and a reorganization of the accounting acquiree (the Company, formerly Bangla). Accordingly, the historical financial statements presented prior to the merger are the historical financial statements of Wollaston, which includes Wollastons’ majority owned subsidiary Jiahui.

Wollaston was incorporated on April 21, 2004 in British Virgin Islands (“BVI”) under the International Business Companies Act, as a limited liability corporateion. Wollaston owns 90.28%of Jiahui, which was established in Xi’an City, Shaanxi Province, PRC on December 17, 1996 under the Company Law of PRC. Jiahui engages in the business real estate development, including sale and lease of real estate.

Note 2- SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company invests idle cash primarily in money market accounts and certificates of deposit  Money market funds and all highly liquid investments with original maturities of three months or less are considered cash equivalents.

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

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at March 31, 2006 due to the relatively short-term nature of these instruments.

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

The exchange rate of the US dollar against the RMB was adjusted to 8.11 yuan per US dollar on July 21, 2005.  On December 31, 2005, the exchange rate is US$1.00:RMB8.065.

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

Interim Financial Information

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2006, and 2005, have been included.  Readers of these financial statements should note that the interim results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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
                        Buildings                                                30 years

The depreciation on owned buildings begins upon the receipt of the government’s certification of the building costs. For the Jiahui Office Building, the certification was completed on July 23, 2004.

Valuation of Long-Lived assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Minority Interest

The Company has an accumulated deficit in its operation, no minority interest has been recognized. The Company has absorbed the entire operation loss.

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 3-	OFFICE SPACE HELD FOR SALE-JIAHUI BUILDING

	Office space hold for sale-Jiahui Building consist of the following:
		March 31,
	Construction Costs	2006

	Preconstruction cost	$301,175
	Supporting facilities	534,842
	Construction materials	454,063
	Equipment	136,789
	Construction cost	3,455,205
	Decoration cost	99,561
	Utility	107,056
	Compensation for demolition	256,214
	City engineering fees	45,817
	Salary and benefit	51,731
	Less: First to Fourth Floors of Jiahui Building	(3,619,200)

		$1,823,253
		=============

Note 4-	OFFICE SPACE CONTRACTION IN PROGRESS - YANGMING BUILDING

	Office space construction in progress - Yangming Building consist of the following:
		March 31,
	Construction Costs	2006

	Preconstruction cost	$102,074
	Supporting facilities	241,061
	Construction materials	2,996,047
	Equipment	602,467
	Foundation engineering	1,624,008
	Construction cost	7,393,871
	Utility	270,216
	Compensation for demolition	544,742
	City engineering fees	82,397
	Salary and benefit	140,386
	Architecture fees	257,400
	Interest on loan	2,417,907
	Supervision expense	19,943
	Less: cost of sales	(8,390,232)

		$8,302,287
		=============

F-8

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 5- RELATED PARTY TRANSACTIONS

The Company leases office and retail space to an affiliate Shaanxi JiaHui Hantang Book Publishing Co., Ltd.  The lease period is from January 1, 2003 to December 31, 2007.  The rent is $192,100 per year and the rent is payable semi-annually.

Due from Related Parties

Due from affiliates consists of the following:

Name of affiliates	Relationship	Type of Transaction	March 31, 2006

Jiahui Restaurant	company majority owned by shareholders of the Company	Temporary Loan bearing no interest	$43,258
Xi'an Qi'an Ceramics Factory	company majority owned by shareholders of the Company	Temporary Loan bearing no interest	217,875
Shaanxi Jiahui (Group) Real Estate Co., Ltd.	company majority owned by shareholders of the Company	Temporary Loan bearing no interest	2,397,118
Shaanxi Han-tang Trading Ltd.	company majority owned by shareholders of the Company	Temporary Loan bearing no interest	676,616

			$ 3,334,867
			===========

Related Parties

Due to affiliates consists of the following:

		Type of	March 31,
Name of affiliates	Relationship	Transaction	2006

Shaaxni Ruize Industrial Co., Ltd.	company majority owned by shareholders of the Company	Temporary Loan bearing no interest	$373,827
Shaanxi Han-tang Publishing Co., Ltd.	company majority owned by shareholders of the Company	Temporary Loan bearing no interest	238,785
Shaanxi Zhengyang Real Estate Co., Ltd.	company majority owned by shareholders of the Company	Temporary Loan bearing no interest	195,224
Shaanxi Btothers Real Estate Co., Ltd.	company majority owned by shareholders of the Company	Temporary Loan bearing no interest	326,899
Shaanxi Lezhan Property Management Co., Ltd.	company majority owned by shareholders of the Company	Temporary Loan bearing no interest	62,857
Shaanxi Xinyuan Industrial Co., Ltd.	company majority owned by shareholders of the Company	Temporary Loan bearing no interest	674,700

			$1,872,292
			===========

The above due to and from affiliates bear no interest and have no definite terms of repayment.

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 6- PROPERTY AND EQUIPMENT

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

                                                                                                   March 31,
                                                                                                           2006
                        Vehicles                                                           $    331,868
                        Machinery and equipment                                              487
                        Office equipment                                                      34,277
                        Office furniture                                                         68,055
                        First to fourth floors of Jiahui Building                  3,619,200
                                                                                                  4,053,887
            Less: Accumulated depreciation                                       (511,586)

                        Total                                                               $ 3,542,301
                                                                                               ========

Depreciation expense charged to operations was $36,954 and $37,157 for the three months ended March 31, 2006 and 2005, respectively.

Note 7- LONG-TERM INVESTMENT

The long-term investment represents an investment of approximately $355,680 for 300,000 shares of Xincheng Bank, a state owned bank in Xi’an China. The shares are transferable in accordance with the laws of the P.R.C. The investment is carried at cost which approximates fair value. Dividend income on these shares is recorded when received. Dividend income of approximately $18,000 was received in 2005. The Company may sell the shares back to the bank at the net book value per share.

Note 8- OTHER ASSETS

Other assets consist of the following:

                                                                        March 31,
                                                                            2006

Restricted cash                                                 $ 4,160,882
Security deposit                                                        95,427

                                                                           4,256,309
                                                                        =========

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 9- BANK LOANS

Bank loans on March 31, 2006 consist of the following:

Current
	Loan		Monthly
Financial Institutions	Amount	Duration	Interest Rate	Collateral

Tumen Branch of Commercial
Bank	$1,872,000	04/26/04-04/26/05	0.58410%	CD US$500,000
Southern Subbranch of Bank of China	2,995,200	06/15/04-06/15/05	0.68961%	Yangming Building
Tumen Credit Corp.	374,400	05/29/04-05/29/05	0.66375%	Yangming Building

	$5,241,600
	=============

Long-term
	Loan		Monthly
Financial Institutions	Amount	Duration	Interest Rate	Collateral

Dengjiapo Credit Cooperatives	$1,734,720	12/28/05-10/28/08	0.67200%	Basements of yangming (1-3 floors) Floor 4 5 25 26 partially used for guaranty

Qujiang Credit Cooperatives	2,620,800	12/29/05-12/29/08	0.67200%	Basement of Jiahui Office Building part of Floors 5 13 14 and floors 6 7 for guaranty

	$4,355,520
	=============

At March 31, 2006, future minimum principle and interest payments are as follows, interest payments are made quarterly.

Year ending December 31,	Principle	Interest	Total
2006	$-	263,422	$263,422
2007	-	351,229	351,229
2008	4,355,520	351,229	4,706,749

Total	$4,355,520	965,880	$5,321,700
	===========	=============	=============

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 10-   SHORT-TERM LOANS

Short-term loans on March 31, 2006 consist of the following:

Current
	Loan		Monthly
Name of Creditor	Amount	Duration	Interest Rate	Collateral
				All are units of Yangming Inter'l Building
Zhai, Yuzhen	$74,880	06/14/05-06/13/06	0.833%	Unit 11-08 Unit 15-11
Niu, Yan	112,320	06/09/05-06/08/06	0.833%	Unit 14-02 Unit 10-08 Unit 09-08
Jin, Aiguo	62,400	06/17/05-06/16/06	0.833%	Unit 09-05 Unit 15-10
Li, Yanping	62,400	08/02/05-08/01/06	1.000%	Unit 16-09 Unit 18-10
Gu, Hong	124,800	03/26/05-09/26/06	1.250%	Unit 14-02; Unit 10-08 Unit 09-08
Li, Mengzhou	62,400	06/17/05-06/16/06	0.833%	Unit 08-05 Unit 11-09 Unit 24-10 Unit 14-03

Zhang, Yi	124,800	06/16/05-06/15/06	0.833%	Unit 10-05 Unit 12-10 Unit 17-11
Zhang, Yi	62,400	10/26/05-07/05/06	0.833%	Unit 19-10 Unit 16-08
Wang, Yinming	12,480	03/30/06-04/11/06	0.900%	None
		04/12/06-04/12/07	0.837%	None
Fang, Chunhua	12,480	03/30/06-04/11/06	0.900%	None
		04/12/06-04/12/07	0.837%	None
Li, Mengzhou	12,480	03/30/06-04/11/06	0.900%	None
		04/12/06-04/12/07	0.837%	None
Chen, Jianhui	12,480	03/30/06-04/11/06	0.900%	None
		04/12/06-04/12/07	0.837%	None
Zhao, Xiaoguang	12,480	03/30/06-04/11/06	0.900%	None

		04/12/06-04/12/07	0.837%	None
	$748,800
	==========

Note 11- MORTGAGE LOANS

The Company took out mortgage loans on its construction in progress.  The average interest rate was approximately 4.75%.  The interest expense charged to construction-in-progress was $34,710 and $11,780 in 2005 and 2004, respectively. At March 31, 2006, future minimum principle and interest payments are as follows:

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 11- MORTGAGE LOANS  (continued)

Mortgage Loans consist of the following:
					Outstanding
	Principle	Duration		Monthly	Balance as of
Collateral	Amount	From	To	Interest Rate	March 31, 2006
All are units of Yangming Inter'l Building

#2707	$51,903	2/19/2004	2/19/2032	0.420%	$50,541
#2702	49,432	2/19/2004	2/19/2019	0.420%	41,483
#2703	48,196	2/19/2004	2/19/2019	0.420%	43,899
#2706	29,659	2/19/2004	2/18/2019	0.420%	26,715
#2710	40,781	2/19/2004	2/19/2019	0.420%	35,693
#2711	51,903	2/19/2004	2/19/2020	0.420%	47,732
#907	42,017	4/21/2005	4/21/2033	0.551%	41,936
#2002	43,253	4/11/2005	4/11/2013	0.551%	39,762
#2708	49,432	2/19/2004	2/19/2014	0.420%	41,483
#2406	24,716	4/26/2005	4/26/2023	0.551%	24,277
#1310	35,838	7/25/2005	7/24/2025	0.459%	35,517
#1207	45,724	2/25/2005	2/24/2030	0.443%	45,188
#2705	50,667	2/19/2004	2/19/2019	0.420%	49,338
#1911	49,432	1/13/2005	1/13/2017	0.443%	46,338
#1808	48,196	1/13/2005	1/13/2024	0.443%	46,885
#701	80,326	1/13/2005	1/13/2032	0.443%	79,494
#2301	86,505	1/13/2005	1/13/2024	0.443%	84,152
#2310	39,545	1/13/2005	1/13/2035	0.443%	39,283
#1501	71,676	1/1/2005	1/1/2031	0.443%	70,827
#1801	49,432	3/14/2005	3/14/2022	0.443%	49,004
#2302	48,196	1/13/2005	1/13/2028	0.443%	47,369
#2309	46,960	1/13/2005	1/13/2035	0.443%	46,649
#2308	34,602	1/1/2005	1/1/2026	0.443%	33,853
#2211	49,432	1/13/2005	1/13/2022	0.443%	47,742
#2303	46,960	1/13/2005	1/13/2035	0.443%	46,649
#2701	80,326	3/14/2005	3/14/2029	0.443%	79,400
#2408	34,602	1/13/2005	1/13/2034	0.443%	34,333
#1807	49,432	1/27/2005	1/13/2031	0.443%	48,767
#2201	85,269	3/14/2005	3/14/2021	0.443%	82,601
#2401	82,798	3/14/2005	3/14/2022	0.443%	80,503
#1508	46,960	1/1/2005	1/1/2013	0.443%	41,695
#2710	40,781	3/14/2005	3/14/2030	0.443%	40,372
#711	46,960	3/14/2005	3/14/2012	0.443%	41,677
#105	173,010	4/21/2005	4/21/2015	0.510%	162,767
#1308	40,781	4/11/2005	4/11/2034	0.551%	40,739
#2404	74,147	4/11/2005	4/11/2027	0.551%	73,451
#2003	39,545	4/11/2005	4/11/2030	0.551%	39,343
#1311	43,253	4/11/2005	4/11/2026	0.551%	42,771
#1309	39,545	4/11/2005	4/11/2021	0.551%	38,607
#1301	74,147	4/11/2005	4/11/2026	0.551%	73,321
#2405	42,017	4/11/2005	4/11/2014	0.551%	39,169
#2407	43,253	4/11/2005	4/11/2020	0.551%	42,068
#1401	74,147	4/11/2005	4/11/2021	0.551%	72,387
#2107	42,017	4/21/2005	4/21/2030	0.551%	41,861
#2704	61,789	2/25/2005	2/24/2030	0.443%	55,888
#1404	72,912	4/11/2005	4/11/2033	0.551%	72,852
#1405	28,423	1/1/2004	12/31/2030	0.4200%	26,259

Total	$2,530,895				$2,432,638
	===========				===============

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 12- NOTES PAYABLE

Notes payable on March 31, 2006 consist of the following:

			Monthly
	Loan		Interest
Name of Creditor	Amount	Duration	Rate	Collateral
Shaanxi Ruize Industrial Co., Ltd.	$1,872,000	10/13/05-04/13/06	0.000%	Full amount of restricted CD
Shaanxi Ruize Industrial Co., Ltd.	249,600	11/01/05-05/01/06	0.000%	Full amount of restricted CD
Shaanxi Ruize Industrial Co., Ltd.	249,600	11/15/05-05/15/06	0.000%	Full amount of restricted CD
Shaanxi Ruize Industrial Co., Ltd.	399,360	01/13/06-07/13/06	0.000%	Full amount of restricted CD
Shaanxi Tangxin Fire Equipment Co., Ltd.	24,960	11/15/05-05/15/06	0.000%	Full amount of restricted CD
Shaanxi No. 3 Construction Co., Ltd.	87,360	11/03/05-05/03/06	0.000%	Full amount of restricted CD
Xi'an Henli Electronic Installation Co., Ltd.	37,440	11/15/05-05/15/06	0.000%	Full amount of restricted CD
Shaanxi Hangtian Construction Co., Ltd.	37,440	11/24/05-05/24/06	0.000%	Full amount of restricted CD

	$2,957,760
	==========

Note 13- COMMON STOCK

The Company entered into a real estate project in which two lenders to the Company, Dongguan Plastic Cement Factory, Ltd. and Shaanxi Ruize Industrial Co., Ltd, converted their loans into an approximately 35% equity participation in the Jiahui Office Building project and are entitled to participate in market value appreciation and net results of the project’s operations. Under the terms of the arrangement, the lenders converted $3,401,175 of debt.

On March 6, 2006 the interest holders have agreed to convert their participating interests into 1,685,825 shares of common stock of the Company, and the interest holders have no more interests in the profits, losses, and distributions from the Jiahui Office Building project.  The conversion accounted as an increase in common stock and additional paid-in capital of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-QSB.

Forward-Looking Statements

This discussion contains forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements.  We do not intend to update these forward-looking statements.

Overview

China Properties Developments, Inc. (referred to herein as the “Company”, “we”, “us” and “our”) is primarily engaged in the acquisition and development of land holdings, and the development, sales, rental, and management of high quality residential, commercial, office and mixed-use properties in Xi'an, the capital city of Shaanxi Province of the People's Republic of China.  Since 1996, the Company, through its 90% owned subsidiary, Xi'an Jiahui Real Estate Co., Ltd (“Jiahui”), has been developing projects that offer quality living and working spaces that blend elegantly with Xi'an's cultural and historical surroundings.

Since 1996 our management team has successfully completed eight real estate development projects with a total investment cost of over US$ 150 million.   These projects include Jiahui Office Building (204,514 sq ft) which was completed in 1999, and Century Jingdian Building covering 510,000 sq ft. which was completed in July 2000. We recently completed the development of Yangming International Tower (516,668 sq ft), a class-A office, commercial, and apartment building.

The Company has generally pursued the practice of dividing its completed development projects into discrete units and selling them to third party buyers to generate development income.  Going forward, we intend to retain majority portions of our completed projects to earn recurring leasing income and to realize asset appreciation for shareholders.

The Company, incorporated in the State of Colorado, was formerly named Bangla Property Management, Inc. (“Bangla”).  In October 2005, Bangla acquired Wollaston Industrial Limited (“Wollaston”), the owner of 90.28% equity interests of Jiahui, by the issuance of 10 million shares of common stock to Wollaston's shareholders.  Bangla's name was subsequently changed to China Properties Developments, Inc. to better reflect the business nature of the Company.

Results of Operations

Revenues decreased to $76,718 for the three months ended March 31, 2006, compared with $1,404, 879 for the three months ended March 31, 2005.  The substantial decrease is primarily the result of most of the sales having taken place in early 2005 and 2004 for the Yangming office tower located at 89 Chang’an Middle Road, Xi’an, China.

We incurred a net loss of $ 67,557 for the three months ended March 31, 2006, compared to net income of $225,142 for the three months ended March 31, 2005. The decrease in net income is primarily due to less units having been sold.

Our operating expenses are classified into three categories:

  Operating Expenses
  Cost of Sales
  Depreciation

Total operating expenses consisting of selling and general and administrative expenses such as salaries, house poundage, travel, vehicle, communications, business reception, administration, depreciation and endowment insurance. The selling expense increased to $8,197 for the three month period ended March 31, 2006 compared with $4,141 for the same three month period ended March 31, 2005.  The general and administrative expenses also increased to $70,474 for the three month period ended March 31, 2006 compared with $62,857, for the same three month period ended March 31, 2005.

Cost of sales consists of costs such as construction and labor costs.  The cost of sales decreased to $60,587 for the three month period ended March 31, 2006 compared with $1,109,115 for the three month period ended March 31, 2005.  The substantial decrease in cost of sales is due to the substantial decrease in sales of space in the Yangming office tower located at 89 Chang’an Middle Road, Xi’an, China.

Depreciation is calculated on a straight-line basis over the estimate their estimated useful lives.  The property, plant and equipment used in operations is being depreciated in a Straight Line method over the useful life of the assets.  The percentages applied are: machinery and equipment 20%; vehicles 20%; and, leasehold improvements 20%. Depreciation expense charged to operations was $36,954 for the three month period ended March 31, 2006, compare with $37,157 for the three months ended March 31, 2005.

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

Plan of Operation

During the next twelve months, we intend to continue to make efforts to sell and lease the remaining spaces of Jiahui Office Building and Yangming International Tower.  We intend to increase our marketing efforts for properties to create more awareness of our new and existing projects with a view to expanding our business. We currently have 30 employees.  Our Chief Executive Officer, our Chief Financial Officer and our General Manager manage the daily operations of the corporation. We believe our strategic business plan will allow us to grow more profitability over the next twelve months and we will continue to modify our efforts to meet this goal as opportunities arise. At this time we have intention to acquire Shaanxi Xinyuan Real Estate Co. Ltd for $30,000,000 of the Company's common and preferred stock.

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

Liquidity and Capital Resources

On March 31, 2006, we had working capital of $449,697 and stockholders’ equity of $1,912,248 compared to working capital of $885,001 and stockholders’ deficit of $1,399,435 on March 31, 2005.  Also, at March 31, 2006, we had cash and cash equivalents of $47,929, total assets of $21,879,701 and total liabilities of $19,967,453, compared to cash of $614,871, total assets of $21,993,673 and total liabilities of $20,026,271 at March 31, 2005.

Net cash used by operating activities was $931,791 for the three months ended March 31, 2006, which was primarily the result of a net loss of $67,557, increase in office space construction in the Yangming  building of $567,131, increase in other assets of $419,956 and an increase in accounts payable and accrued expenses of $495,593, partially offset by a decrease in advances to officers of $521,986.

Net cash used by operating activities was $215,311 for the three months ended March 31, 2005, which was primarily the result of net income of $225,142 and an increase in taxes payable of $74,217, offset by an  increase in office space construction in the Yangming  building of $200,826, an increase in advances to officers of $182,850 and an increase in other assets of $129,468.

For the three months ended March 31, 2006, we obtained $389,200 from financing activities, which was primarily the result of loans from related parties of $494,826 offset by repayment on short-term loans of $112,972, compared to $345,964 obtained from financing activities for the three months ended March 31, 2005, which was primarily the result of mortgage loans of $756,782 offset by repayment of short-term loans of $48,327 and loans made to related parties of $359,375.

For the three months ended March 31, 2006, we had no net cash by investing activities compared to $41,078 used by investing activities for the three months ended March 31, 2005 which was due to purchase of fixed assets.

If cash generated from operations are insufficient to meet our long-term liquidity needs, we may need to raise additional funds or seek other financing arrangements.  Such additional funding may not be available on favourable terms or at all.

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

The Company leases office and retail space to an affiliate Shaanxi Jiahui Hantang Book Publishing Co., Ltd.  The lease period is from January 1, 2003 to December 31, 2007.  The rent is $192,100 per year and the rent is payable semi-annually.  As of March 31, 2006, the Company is owed $49,608 in rents from the affiliate.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

ITEM 3. CONTROLS AND PROCEDURES.

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review, such officers believe that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.  There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business.  None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company entered into a real estate project in which two lenders to the Company, Dongguan Plastic Cement Factory, Ltd. and Shaanxi Ruize Industrial Co., Ltd, converted their loans into an approximately 35% equity participation in the Jiahui Office Building project and are entitled to participate in market value appreciation and net results of the project’s operations. Under the terms of the arrangement, the lenders converted $3,401,175 of debt.  On March 6, 2006 the interest holders have agreed to convert their participating interests into 1,685,825 shares of common stock of the Company, and the interest holders have no more interests in the profits, losses, and distributions from the Jiahui Office Building project.  These securities were issued in reliance upon exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibits

31.1         Rule 13a-14(a) Certification of Chief Executive Officer
31.2         Rule 13a-14(a) Certification of Chief Financial Officer
32.1         Rule 13a-14(b) Certification of Chief Executive Officer
32.2         Rule 13a-14(b) Certification of Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                    China Properties Developments, Inc.
                                                                                    (Registrant)

Date:  May 19, 2006                                          By:     /s/ Ping’an Wu
                                                                                    Ping’an Wu, President, Chief Exeutive Officer
                                                                                    (Principal Executive Officer)

Date:  May 19, 2006                                          By:     /s/  Shuo (Steven) Lou
                                                                                    Shuo (Steven) Lou, Chief Financial Officer,
                                                                                    Chief Accounting Officer, Executive VP
                                                                                    (Principal Financial Officer)