Form 10QSB
period 2006-06-30
CHINA PROPERTIES DEVELOPMENTS INC
filed 2006-08-22
CIK 1174741

____________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-50637

CHINA PROPERTIES DEVELOPMENTS, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Colorado	84-1595829
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

89 Chang’an Middle Rd.
Yangming International Tower, Flrs. 26/27
Xi’an, China  710061
(Address of Principal Executive Offices)

86 29 85257560
(Issuer’s Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No   [  ]

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes   [  ]     No   [X]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Common, $.001 par value per share: 19,010,825 outstanding as of July 31, 2006

______________________________________________________________________________

CHINA PROPERTIES DEVELOPMENTS, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements.

            The consolidated financial statements of China Properties Developments, Inc. and subsidiary (collectively, the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-KSB for the year ended December 31, 2005.

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries

Index to Consolidated Financial Statements
Period Ended June 30, 2006

                                                                                                            Page

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Financial Statements	7

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
CONSOLIDATED BALANCE SHEET
June 30,
2006
ASSETS	(Unaudited)
Current Assets:
Cash	$81,433
Prepaid expenses	5,775
Real Estate Project Cost-Yangming Building (Note 3)	13,955,237
Advance to Officers (Note 4)	26,506
Advance to employees (Note 4)	1,192
Loans to related parties (Note 4)	3,345,556

Total current assets	17,415,699

Fixed Assets, net (Note 5)	7,021,080

Long-term Investment (Note 6)	356,820

Other assets
Restricted cash	693,043
Security deposit	95,732

Total other assets	788,775

Total Assets	$25,582,374
============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Loans (Note 8)	$4,757,600
Short-term Loans (Note 9)	768,728
Accounts payable and accrued expenses	4,534,503
Bank loan interest payable	492,960
Deferred revenue	4,352,409
Taxes payable	189,368
Customer security deposit	15,813
Due to officers	945,059
Due to related parties (Note 4)	1,681,285

Total Current Liabilities	17,737,725

Long-term Liabilities
Mortgagement Loans (Note 10)	2,414,194
Long-term Bank Loans (Note 8)	4,369,480

Total Long-term Liabilities	6,783,674

Minority interest	-

Stockholders' Equity:
Common stock, no par value, 100,000,000 shares authorized;
19,010,825 shares issued and outstanding as of June 30, 2006	190,108
Additional Paid-in capital	6,230,281
Accumulated deficit	(5,274,153)
Accumulated comprehensive income	(85,261)

Stockholders' Equity	1,060,975

Total Liabilities and Stockholders' Equity	$25,582,374
============

See Notes to Financial Statements
4

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues
Sales of condominium units
and office space in Yangming Building	$719,021	$-	$2,275,772	$-
Cost of sales	567,648	-	1,796,662	-

Gross Profit	151,373	-	479,110	-

Rental Income	62,883	54,971	106,640	109,943

Operating Expenses
Sales Taxes	-	-	-	349
Selling expenses	2,932	15,001	11,129	19,142
Depreciation	55,684	42,728	111,080	86,146
Professional fees	32,545	(5,698)	44,365	11,478
Bad debt expense	-	170,183	-	176,326
General and administrative	51,010	110,350	110,324	191,229

Total Operating Expenses	142,171	332,564	276,898	484,670

Income (Loss) from Operation	72,085	(277,593)	308,852	(374,727)

Other Income (Expense)	-	604	-	604

Income (Loss) before provision
for Income Tax	72,085	(276,989)	308,852	(374,123)

Provision for Income Tax	-	-	-	-

Net Income	72,085	(276,989)	308,852	(374,123)

Other Comprehensive Income (Loss)
Effects of Foreign Courrency Conversion	2,842	-	(13,094)	-

Comprehensive Income (Loss)	$74,927	$(276,989)	$295,758	$(374,123)
	===========	===========	===========	===========

Basic and fully diluted earnings (loss) per share	$0.00	$(0.02)	$0.02	$(0.02)
	===========	===========	===========	===========

Weighted average shares outstanding	19,010,825	17,325,000	18,448,883	17,325,000
	===========	===========	===========	===========

See Notes to Financial Statements.
5

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	June 30,
	2006	2005
Operating Activities

Net income (loss)	$308,852	$(374,123)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	111,080	86,146
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	(55)	58,596
(Increase) decrease in real estate project cost-Yangming Building	426,700	(2,126,216)
(Increase) decrease in advance to officers	478,895	(202,785)
(Increase) decrease in advance to employees	(76)	(206,862)
(Increase) decrease in security deposit	5,283	(18,727)
Increase (decrease) in accounts payable and accrued expenses	(417,400)	(144,394)
Increase (decrease) in taxes payable	90,697	(59,567)
Increase (decrease) in bank loan interest payable	308,482	-
Increase (decrease) in deferred revenue	(2,106,239)	1,699,940
Increase (decrease) in customer security deposit	14,164	41

Net cash provided (used) by operating activities	(779,617)	(1,287,951)

Investing Activities

Payments for construction of
25th-27th floors of Yangming	-	(252,143)
Loans to related parties	-	(1,013,230)
Payback of loans to realted parties	11,570	-

Net cash (used) by investing activities	11,570	(1,265,373)

Financing Activities

Repayment on Short-term loans	(1,008,400)	(48,327)
Other short-term loans	24,728	-
Long-term loans	41,880	-
Mortgage loans	-	2,017,805
Payback of mortgage loans	(28,476)	-
Payback of notes	(2,542,000)	-
Increase in restricted cach to scure loans	-	(216,351)
Decrease in restricted cach to scure loans	3,042,294	-
Payback of loans to officers	303,363	129,057
Loans from related parties	396,013	850,033

Net cash provided (used) by financing activities	229,402	2,732,217

Increase (decrease) in cash	(538,645)	178,893
Effects of exchange rates on cash	5,207	-
Cash at beginning of period	614,871	171,861

Cash at end of period	$81,433	$350,754
	============	============

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$160,022	$531,997
	============	============
Income taxes	$-	$-
	============	============

See Notes to Financial Statements.
6

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
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

Economic and Political Risks

The Company faces a number of risks and challenges since its assets are located in Xi'an City, PRC, and its revenues are derived from its operations therein. The PRC is a developing country with an early stage market economic system, overshadowed by the state. Its political and economic systems are very different from the more developed countries and are in a state of change. The PRC also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationships with other countries, including the United States. Such shocks, instabilities and crises may in turn significantly and negatively affect the Company's performance.

Basis of Presentation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the "Accounting Principles of China " ("PRC GAAP"). Certain accounting principles, which are stipulated by US GAAP, are not applicable in the PRC GAAP. The difference between PRC GAAP accounts of the Company and its US GAAP financial statements is immaterial.

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Note 2-	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation (continued)

The Company maintains its books and accounting records in PRC currency "Renminbi" ("RMB"), which is determined as the functional currency. Assets and liabilities of the Company are translated at the prevailing exchange rate at each period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange during the period. Translation adjustments arising from the use of different exchange rates from period to period are include in the cumulative translation adjustment account in shareholders' equity. Gain and losses resulting from foreign currency transactions are included in operations.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) and amounted to ($85,261) as of June 30, 2006. The balance sheet amounts with the exception of equity at June 30, 2006 were translated at 7.99 RMB to $1.00 USD. The equity accounts were stated at their historical rate. The average translation rate of 8.02 RMB to $1.00 USD for the six months ended June 30, 2006 was applied to income statement accounts.

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

Cash and Cash Equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments with original maturities of three months or less.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2005 due to the relatively short-term nature of these instruments.

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Note 2-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Valuation of Long-Lived assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Real Estate Projects

The Company currently holds majority interest in following two buildings:

Jiahui Office Building

Jiahui Office Building (“Jiahui Building”) is a commercial office building. We commenced the construction of Jiahui Building in 1998. We ceased major construction in December 1999, finished tenant improvements and held available for occupancy on June 30, 2000. We leased the first to fourth floors to a related party, Hantang Bookstore. We used the 5th floor, west part of 14th floor, 15th floor, and the underground parking garage for our own operations from July 2000 through September 2005 when we moved into Yangming International Tower. We intend to hold these spaces for rental. We classified these spaces as fixed assets and depreciation have been provided since July 1, 2000. The rest of the spaces in Jiahui Building have been sold out in 2002. We refer first to fifth floors, west part of 14th floor, 15th floor, and the underground parking garage collectively as "Jiahui Building" in the fixed assests section in the financial statements.

Yangming Inernational Tower

Yangming International Tower (“Yangming”) is a multi-functional building with majority commercial usage. We commenced the construction of Yangming in May 2002 and ceased major construction in October 2005. We moved our offices into the top two floors (26th and 27th floors) and relevant depreciation commenced in November 2005. We rented out the twenty-fifth floor for which depreciation began in November 2005. The twenty-fifth to twenty-seventh floors are classifies as fixed assets. We have been selling and will continue to sell the rest space of Yangming.

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Note 2-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Real Estate Project Costs

Costs that were directly identifiable with real estate projects and incurred before constructions were substantially completed and projects were available for occupancy, were capitalized into project costs, which mainly consist of cost of land usage right, preconstruction costs, construction costs, and capitalized interest costs. Costs subsequent to the completions of construction were expensed as incurred. Capitalized costs were allocated to the portion that the Company uses for its operations and the portion held for sale and rental, based on area method. Costs associated with rental portion and portion using for the Company’s own operations are classified to fixed assets and depreciations commenced when projects changed from nonoperating to operating. Costs associated with portions held for sale remain in project costs unitl relevant spaces are sold, at which, will be classified to cost of sales.

Land Usage Right

All land belongs to the State in PRC. Enterprises and individuals can pay the State a fee to obtain a right to use a piece of land for commercial purpose or residential purpose for a period of 50 years or 70 years, respectively. The right of land usage can be sold, purchased, and exchange in the market. The Company obtained the right to use the piece of land at which Jiahui Building is located for a period of 50 years, from 1999 to 2045, and the piece of land on which Yangming is located for a period of 70 years from 2003 to 2073. We combine the cost of land usage right to the cost of real estate project, which is depreciated over 40 years, using straight-line method with no residual value.

Capitalized Interest Cost

Interest cost incurred to real estate projects are capitalized during construction period, which normally begins when payments are made for land usage right, and ends when the real estate project is substantially completed and held available for occupation. When portion of a real estate project is substantially complete and held available for occupation, interest expenditures are allocated to capitalized interest cost and interest cost, based on area method. Form May 2002 to October 2006, all our loans are directly incurred to construction of Yangming, we capitalized all interest expenditures into cost of Yangming. After that, capital expenditures are allocated to capitalized interest cost and interest cost, based on area method.

Rental Costs

Lessees decorate the spaces rented. The Company's initial direct costs incurred to rental real estate projects are immaterial and therefore expensed as incurred. Rental costs incurred to rental activities are also deem immaterial, and therefore all rental costs are included into general and administrative costs.

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Note 2-	SIGNIFICANT ACCOUNTING POLICIES (continued)

	Revenue Recognition

	Revenue from sales of condominium unites and office spaces are recognize when relevant unites and spaces are available for occupancy and delivered to buyers, using full accrual method. We recognized revenue from sales of condominium unites and office spaces in Yangming Building when we began to deliver relevant properties to buyers in October 2005.

	Rental incomes are recognized monthly in accordance with provisions of the leases on a straight-line basis.

	Deferred Revenue

	We record proceeds from pre-sale of condominium units and office spaces in deferred revenue. When spaces are available for occupation and delivered to buyers, we reclassify relevant proceeds to revenue.

	Costs of sales

	We estimate the total sales price and total project cost annually throughout the real estate project. At the end of each financial reporting period, we use the ratio of total project cost to total sales price, to allocate the real estate project cost to all condominium units or spaces that have been sold and delivered to buyers, if any. Costs of sales are revised and reallocated as necessary for material changes on the basis of current reporting period estimation.

				Ratio of Estimated
				Sales Price to
	Real Estate	Total Estimated	Total Estimated	Project Cost	Revenue	Cost of
	Project	Sales Price	Project Cost	Ratio	Recognized	Sales

	Year 2005

	Yangming	32,388,000	24,291,000	75.00%

	Year 2004

	Yangming	32,375,000	24,200,000	74.75%	-	-

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Note 2-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Related Party Transactions

“Advance to officers” and “Advance to employee” are advances to officers and employees who are working on projects on behalf of the Company. After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant accounts and the advances are credited out. Cash flows from these activities are classified into operating activities. The total advance to officers was $501,169 and $964,596 in the six months ended June 30, 2006 and 2005, respectively. The total advance to employees was $52,753 and $62,691 in the six months ended June 30, 2006 and 2005, respectively.

“Loans to related parties” and “Due to related parties” represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows from due from related parties are classified as cash flows from investing activities. Cash flows from due to related parties are classified as cash flows from financing activities. The total loans to related parties was $2,965,070 and $3,256,449 in the six months ended June 30, 2006 and 2005, respectively. The total borrowing from related parties was $690,587 and $613,400 in the six months ended June 30, 2006 and 2005, respectively.

“Notes payable to an affiliate” represents notes payable to an affiliate, Shaanxi Ruize Industrial Co., Ltd., which is majority owned and controlled by directors of the Company. The total borrowing from this ralated party is $398,784 and $2,367,780 in the six months ended June 30, 2006 and 2005, respectively.

“Due to officers” are temporally short-term loans from our officers to finance the Company’s operation due to lack of cash resources. Cash flows from these activities are classified as cash flows from financing activates. The total borrowing from officers was $1,065,107 and $769,333 in the six months ended June 30, 2006 and 2005, respectively.

Sales

In July 2005, the Company received $734,224 from pre-selling three condominium units and one store space in Yangming to Sino Real Co, Inc., which is wholely owned by US Sino Real LLC. Our CFO, Mr. Steven Lou, and his wife are memebers of US Sino Real LLC, in which there are totally 12 members. All these units were delivered to the buyer and relevant proceeds were recognized in revenue in 2005.

Lease

The Company leases office and retail space to an affiliate, Shaanxi JiaHui Hantang Book Publishing Co., Ltd., which is majority owned and controlled by directors of the Company. The lease period is from January 1, 2003 to December 31, 2007. The rent is $192,100 per year and the rent is payable semi-annually.

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Note 2-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The functional currency of the Company is the Chinese Renminbi (“RMB”). Transactions denominated in currencies other than RMB are translated into United States dollars using year end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign currency exchange translations are included in the statements of operations and stockholder’s equity as other comprehensive income (loss).

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

The exchange rate of the US dollar against the RMB was adjusted to 8.11 yuan per US dollar on July 21, 2005. On June 30, 2006, the exchange rate is US$1.00:RMB7.987.

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
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
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

	Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The percentages or depreciable life applied are:

	Vehicles	20%
	Machines and equipment	20%
	Office equipment	20%
	Office furniture	20%
	Buildings	40 years

	Employees' Benefits

	Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

	Interim Financial Information

	The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as at June 30, 2006, and 2005, have been included. Readers of these financial statements should note that the interim results for the six month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Note 2-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Minority Interest

The Company has accumulated deficit in its operation, no minority interest has been recognized. The Company absorbed the entire accumulated deficit.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities as of June 30, 2006.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 154 "Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement which does not include specific transition provisions. FASB No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.

When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statements requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date applicable. We adopted this Statement and retrospectively restate our results of operation, financial position, and statement of cash flows in 2004.

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Note 2-	SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment." This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. The adoption of the statement had no impact on the Company's results of operation or financial position.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Note 3-	REAL ESTATE PROJECT COST - YANGMING BUILDING

	Real estate project in progress - Yangming Building consist of the following:
			June 30,
	Construciton Costs		2006

	Cost of land usage right		$104,989
	Compensation for demolition		441,499
	Preconstruction cost		359,385
	City engineering fees		82,661
	Supporting facilities		374,637
	Construction materials		4,174,699
	Equipment		604,398
	Foundation engineering		2,384,102
	Construction cost		9,295,569
	Utility		-
	Salary and benefit		147,722
	Architecture fees		48,803
	Supervision expense		250,905
	Interest on loan		2,890,456
	Close to cost of sales		(5,270,248)
	Close to Yangming 26-27 Floors		(1,289,560)
	Close to Yangming 25 Floor		(644,780)

			$13,955,237
			=============

Note 4-	RELATED PARTY TRANSACTIONS

	Advance to officers

	Advance to officers consists of the following:
			June 30,
	Name of officer	Title	2006

	Jia, Yongxin	Account Manager	$651
	Cheng, Jianhua	Vice General Manager	627
	Wang, Yianming	General Manager	1,252
	Luo, Xiuzhen	Vice General Manager	438
	Zhao, Xiaoguang	Vice General Manager	376
	Xu, Zhiqiang	Assistant to CEO	23,162

			$26,506
			=============

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Note 4-	RELATED PARTY TRANSACTIONS (continued)

	Advance to employees

	Advance to officers consists of the following:
			June 30,
	Name of employees	Title	2006

	Ma, Guang	Car Driver of CEO	$501
	Zhao, Junfang	Car Driver of General Manager	376
	Dong, Xiangbo	Car Driver	63
	Ju, Junling	Car Driver	63
	Wu, Zhenxi	Car Driver	63
	Guo, Zhenyu	Car Driver	63
	Pu, Chao	Secretary	63
			$1,192
			============

	Due from related parties

	Due from related parties consists of the following:		June 30,
			2006
	Name of related parties

	Jiahui Restaurant		$43,397
	Xi'an Qi'an Ceramics Factory		218,573
	Shaanxi Jiahui (Group) Real Estate Co., Ltd.		2,404,801
	Shaanxi Han Tang Trading Ltd.		678,785

			$3,345,556
			============

	Due to related parties

	Due to related parties consists of the following:		June 30,
	Name of related parties		2005

	Shaanxi Lezhan Property
	Management Co., Ltd.		$43,253
	Shaaxni Ruize Industrial Co., Ltd.		392,804
	Shaanxi Han-tang Publishing Co., Ltd.		126,751
	Shaanxi Zhengyang Real Estate Co., Ltd.		195,850
	Shaanxi Brothers Real Estate Co., Ltd.		327,947
	Shaanxi Xinyuan Industrial Co., Ltd.		594,680

			$1,681,285
			============

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Note 4-	RELATED PARTY TRANSACTIONS (continued)

	Due to officers

	Due to officers consists of the following:		June 30,
			2005
	Name of officer	Title

	Wu, Pingan	CEO	$347,689
	Lou, Steven	CFO	109,351
	Gao, Yian	Assistant to CEO	1,451
	Wang, Xianming	General Manager	21,564
	Zhang, Yi	Assistant to CEO	206,003
	Wu, Xinan	Assistant to CEO	187,800
	Wu, Xiuying	Assistant to CEO	71,201

			$945,059
			============

Note 5-	PROPERTY AND EQUIPMENT

	The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

			June 30,
			2006

	Vehicles		$332,931
	Machinery and equipment		488
	Office equipment		34,385
	Office furniture		68,273
	Jiahui Building		5,879,231
	25th to 27th Floors of Yangming		1,934,340

			8,249,648

	Less: Accumulated depreciation		(1,228,568)

	Total		$7,021,080
			============

	Depreciation expense charged to operations was $118,080 and $86,146 in six months ended June 30, 2006 and 2005, respectively.

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Note 6-	LONG-TERM INVESTMENT

	The long-term investment represents an investment of approximately $356,820 for 300,000 shares of Xincheng Bank, a state owned bank in Xi’an China. The shares are transferable in accordance with the laws of the P.R.C. The investment is carried at cost which approximates fair value. Dividend income on these shares is recorded when received. Dividend income of approximately $18,000 was received in 2005. The Company may sell the shares back to the bank at the net book value per share.

Note 7-	BANK LOANS

	Bank loans consist of the following:

	Current
		Loan		Monthly
	Financial Institutions	Amount	Duration	Interest Rate	Collateral

	Tumen Branch of
	Commercial Bank	$1,878,000	09/29/05-09/29/06	0.69750%	Yangming Building
	Southern Subbranch of Bank of China
		2,504,000	05/12/06-05/12/07	0.68961%	Jiahui Building
	Tumen Credit Corp.	375,600	09/29/05-09/29/06	0.66375%	Yangming Building

		$4,757,600
		=========

	Long-term
		Loan		Monthly
	Financial Institutions	Amount	Duration	Interest Rate	Collateral
					Basements of yangming (1-3 floors) Floor 4 5 25 26 partially used for guaranty

	Dengjiapo Credit Cooperatives	$1,740,280	12/28/05-10/28/08	0.67200%

					Basement of Jiahui Office Building part of Floors 5 13 14 and floors 6 7 for guaranty

	Qujiang Credit Cooperatives	2,629,200	12/29/05-12/29/08	0.67200%

		$4,369,480
		=========

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Note 8-	SHORT-TERM LOANS

	Short-term loans consist of the following as of June 30, 2006:

	Current
		Loan		Monthly
	Name of Creditor	Amount	Duration	Interest Rate	Collateral
					All are units of Yangming Inter'l Building

	Zhai, Yuzhen	$75,120	06/14/06-06/13/07	0.833%	Unit 11-08 Unit 15-11
	Niu, Yan	112,680	06/08/06-06/08/07	0.833%	Unit 14-02 Unit 10-08 Unit 09-08
	Jin, Aiguo	62,600	06/16/06-06/16/07	0.833%	Unit 09-05 Unit 15-10
	Li, Yanping	62,600	08/02/05-08/01/06	1.000%	Unit 16-09 Unit 18-10
	Gu, Hong	125,200	03/26/06-03/26/07	1.250%	Unit 14-02; Unit 10-08 Unit 09-08
	Li, Mengzhou	62,600	06/17/06-06/16/07	0.833%	Unit 08-05 Unit 11-09 Unit 24-10 Unit 14-03

	Che, Chu	17,528	06/17/06-06/16/07	0.833%	None
	Yang, Shuzhen	62,600	06/17/06-06/16/07	0.833%	None
	Guo, Kaiqiu	125,200	06/17/06-06/16/07	0.833%	None
	Wang, Yinming	12,520	12/04/06-12/04/07	0.837%	None
	Fang, Chunhua	12,520	12/04/06-12/04/07	0.837%	None
	Li, Mengzhou	12,520	12/04/06-12/04/07	0.837%	None
	Chen, Jianhui	12,520	12/04/06-12/04/07	0.837%	None
	Zhao, Xiaoguang	12,520	12/04/06-12/04/07	0.837%	None

		$768,728
		========

Note 9-	MORTGAGE LOANS

	The Company took out mortgage loans on its construction in progress. The average interest rate was approximately 4.75%. The outstanding balance as of June 30, 2006, consiss of the following:

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Note 9-	MORTGAGE LOANS (continued)

	Mortgage Loans consist of the following:
						Outstanding Balance
		Principle	Duration		Monthly	as of
	Collateral	Amount	From	To	Interest Rate	June 30, 2006
	All are units of Yangming Inter'l Building

	#2707	$51,903	2/19/2004	2/19/2032	0.420%	$50,464
	#2702	49,432	2/19/2004	2/19/2019	0.420%	40,539
	#2703	48,196	2/19/2004	2/19/2019	0.420%	43,430
	#2706	29,659	2/19/2004	2/18/2019	0.420%	26,387
	#2710	40,781	2/19/2004	2/19/2019	0.420%	35,107
	#2711	51,903	2/19/2004	2/19/2020	0.420%	47,287
	#907	42,017	4/21/2005	4/21/2033	0.551%	41,930
	#2002	43,253	4/11/2005	4/11/2013	0.551%	38,776
	#2708	49,432	2/19/2004	2/19/2014	0.420%	40,539
	#2406	24,716	4/26/2005	4/26/2023	0.551%	24,160
	#1310	35,838	7/25/2005	7/24/2025	0.459%	35,371
	#1207	45,724	2/25/2005	2/24/2030	0.443%	45,096
	#2705	50,667	2/19/2004	2/19/2019	0.420%	49,263
	#1911	49,432	1/13/2005	1/13/2017	0.443%	45,687
	#1808	48,196	1/13/2005	1/13/2024	0.443%	46,636
	#701	80,326	1/13/2005	1/13/2032	0.443%	79,386
	#2301	86,505	1/13/2005	1/13/2024	0.443%	83,706
	#2310	39,545	1/13/2005	1/13/2035	0.443%	39,264
	#1501	71,676	1/1/2005	1/1/2031	0.443%	70,707
	#1801	49,432	3/14/2005	3/14/2022	0.443%	48,924
	#2302	48,196	1/13/2005	1/13/2028	0.443%	47,230
	#2309	46,960	1/13/2005	1/13/2035	0.443%	46,625
	#2308	34,602	1/1/2005	1/1/2026	0.443%	33,718
	#2211	49,432	1/13/2005	1/13/2022	0.443%	47,409
	#2303	46,960	1/13/2005	1/13/2035	0.443%	46,625
	#2701	80,326	3/14/2005	3/14/2029	0.443%	79,209
	#2408	34,602	1/13/2005	1/13/2034	0.443%	34,307
	#1807	49,432	1/27/2005	1/13/2031	0.443%	48,666
	#2201	85,269	3/14/2005	3/14/2021	0.443%	81,955
	#2401	82,798	3/14/2005	3/14/2022	0.443%	79,954
	#1508	46,960	1/1/2005	1/1/2013	0.443%	40,550
	#2710	40,781	3/14/2005	3/14/2030	0.443%	40,291
	#711	46,960	3/14/2005	3/14/2012	0.443%	40,321
	#105	173,010	4/21/2005	4/21/2015	0.510%	159,900
	#1308	40,781	4/11/2005	4/11/2034	0.551%	40,743
	#2404	74,147	4/11/2005	4/11/2027	0.551%	73,280
	#2003	39,545	4/11/2005	4/11/2030	0.551%	39,301
	#1311	43,253	4/11/2005	4/11/2026	0.551%	42,649
	#1309	39,545	4/11/2005	4/11/2021	0.551%	38,352
	#1301	74,147	4/11/2005	4/11/2026	0.551%	73,113
	#2405	42,017	4/11/2005	4/11/2014	0.551%	38,366
	#2407	43,253	4/11/2005	4/11/2020	0.551%	41,745
	#1401	74,147	4/11/2005	4/11/2021	0.551%	71,911
	#2107	42,017	4/21/2005	4/21/2030	0.551%	41,817
	#2704	61,789	2/25/2005	2/24/2030	0.443%	54,614
	#1404	72,912	4/11/2005	4/11/2033	0.551%	72,843
	#1405	28,423	1/1/2004	12/31/2030	0.4200%	26,042

	Total	$2,530,895				$2,414,194
		===========				===========

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Note 10-	PARTICIPATING INTEREST

The Company has entered into a real estate project in which two lenders to the Company, Dongguan Plastic Cement Factory, Ltd. and Shaanxi Ruize Industrial Co., Ltd, have converted their loans into an approximately 35% equity participation in the Jiahui Office Building project and are entitled to participate in market value appreciation and net results of the project’s operations. Under the terms of the arrangement, the lenders converted $3,401,175 of debt. As of September 30, 2005 the Company estimated that based on the projects results through September 30, 2005, its liability does not exceed the amounts reflected in the financial statements.

On March 6, 2006 the interest holders have agreed to convert their participating interests into 1,685,825 shares of common stock of the Company, and the interest holders have no more interests in the profits, losses, and distributions from the Jiahui Office Building project. The conversion accounted as an increase of $16,858 in common stock, and an addition of $3,371,699 in paid-in capital of the Company.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

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

Overview

            China Properties Developments, Inc. (referred to herein as the “Company”, “we”, “us” and “our”) is primarily engaged in the acquisition and development of land holdings, and the development, sales, and rental of high quality residential, commercial, office and mixed-use properties in Xi’an, the capital city of Shaanxi Province of the People’s Republic of China.  Since 1996, the Company, through its 90% owned subsidiary, Xi’an Jiahui Real Estate Co., Ltd (“Jiahui”), has been developing projects that offer quality living and working spaces that blend elegantly with Xi’an’s cultural and historical surroundings.

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

Results of Operations

            Revenues were $719,000 and $2,276,000 for the three and six months ended June 30, 2006 compared to no revenues for the three and six months ended June 30, 2005.  The revenues were due to sales of condominium units and office space in the Yangming building for which there were no comparable revenue items in 2005.

            Gross profit, defined as sales less cost of sales, was $151,000 and $479,000 for the three and six months ended June 30, 2006, compared to no gross profit for the three and six months ended June 30, 2005.

            We also achieved rental income of $63,000 and $107,000 for the three and six months ended June 30, 2006 compared to rental income of $55,000 and $110,000 for the three and six months ended June 30, 2005.

            Our operating expenses were $142,000 and $277,000 for the three and six months ended June 30, 2006 compared to operating expenses of $333,000 and $485,000 for the three and six months ended June 30, 2005.   Operating expense decreased primarily as a result of a decrease in general and administrative for the three and six months ended June 30, 2006 compared to the prior year periods as well as a bad debt expense recognized in the first six months of 2005 for which there was not a comparable item in the first six months of 2006.   General and administrative expenses were $51,000 and $110,000 for the three and six months ended June 30, 2006 compared to $110,000 and $191,000 for the three and six months ended June 30, 2005.  We recognized a bad debt expense of $170,000 and $176,000 during the three and six months ended June 30, 2005 and no bad expense for the three and six months ended June 30, 2006.

            Cost of sales consists of costs such as construction and labor costs.  Cost of sales were $568,000 and $1,797,000 for the three and six months ended June 30, 2006 while there were no cost of sales for the three and six months ended June 30, 2005.

            Depreciation is calculated on a straight-line basis over the estimate their estimated useful lives.  The property, plant and equipment used in operations is being depreciated in a Straight Line method over the useful life of the assets.  The percentages applied are: machinery and equipment 20%; vehicles 20%; and, leasehold improvements 20%. Depreciation expense charged to operations was $56,000 and $111,000 the three and six months ended June 30, 2006 compared to $43,000 and $86,000 for the three and six months ended June 30, 2005.

            We achieved net income of $72,000 for the three months ended June 30, 2006 compared to a net loss of $277,000 for the three months ended June 30, 2005.  For the six months ended June 30, 2006, we had net income of $309,000 compared to a net loss of $374,000 for the six months ended June 30, 2005.  This change is primarily due to revenues been achieved in the first six months of 2006 compared to no revenues in the first six months of 2005 and operating expenses having decreased $135,000 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Operations Outlook

            During the next twelve months, we intend to continue to make efforts to sell and lease the remaining spaces of Jiahui Office Building and Yangming International Tower.   We currently have 30 employees.  Our Chief Executive Officer, our Chief Financial Officer and our General Manager manage the daily operations of the corporation. We believe our strategic business plan will allow us to grow more profitability over the next twelve months and we will continue to modify our efforts to meet this goal as opportunities arise. At this time we have intention to acquire Shaanxi Xinyuan Real Estate Co. Ltd for $30,000,000 of the Company’s common and preferred stock.

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

Liquidity and Capital Resources

            On June 30, 2006, we had a working capital deficit of $322,000 and stockholders’ equity of $1,061,000.  Also, at June 30, 2006, we had cash and cash equivalents of $81,000, total assets of $25,582,000 and total liabilities of $24,521,000.

            Net cash used by operating activities was $780,000 for the six months ended June 30, 2006, which was primarily the result of net income of $309,000 together with a decrease in real estate project costs in the Yangming building of $427,000, a decrease in advances to officers of $479,000, an increase in bank loan interest payable of $308,000 and an increase in taxes payable of $91,000, offset by decreases in accounts payable and accrued expenses of $417,000 and a decrease in deferred revenue of $2,106,000.

            Net cash used by operating activities was $1,288,000 for the six months ended June 30, 2005, which was primarily the result of a net loss of $374,000, an increase in real estate project costs in the Yangming building of $2,126,000, increases in advances to officers of $203,000 and employees of $207,000  and a decrease in accounts payable and accrued expenses of $144,000, offset by an increase in deferred revenue of $1,670,000.

            For the six months ended June 30, 2006, we obtained $229,000 from financing activities, which was primarily the result of a decrease in restricted cash to secure loans of $3,042,000, payback of loans to officers of $303,000 and loans from related parties of $396,000, offset by repayment of short term loans of $1,008,000 and payback of notes of $2,542,000, compared to $2,732,000 obtained from financing activities for the six months ended June 30, 2005, which was primarily the result of mortgage loans of $2,018,000 and loans from related parties of $850,000, offset by an increase in restricted cash to secure loans of $216,000.

            For the six months ended June 30, 2006, we had net cash by investing activities of $12,000 which was due to payback of loans to related parties of $12,000, compared to $1,265,000 used by investing activities for the six months ended June 30, 2005 which was due to payments for construction of the 25th-27th floors of the Yangming building of $252,000 together with loans to related parties of $1,013,000.

            If cash generated from operations are insufficient to meet our long-term liquidity needs, we may need to raise additional funds or seek other financing arrangements.  Such additional funding may not be available on favorable terms or at all.

Other Information - Certain Relationships and Related Transactions

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

            The Company leases office and retail space to an affiliate Shaanxi Jiahui Hantang Book Publishing Co., Ltd.  The lease period is from January 1, 2003 to December 31, 2007.  The rent is $192,100 per year and the rent is payable semi-annually.  As of June 30, 2006, the Company is not owed rents from the affiliate.

Recent Accounting Pronouncements

            The following is disclosure regarding recent accounting pronouncements and their effect or potential effect on the Company’s financial statements.

            The Company adopted Statement of Position No. 98-5 (SOP 98-5), Reporting the Costs of Start-Up Activities. SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

            The Company adopted Statement of Financial Accounting Standards (FAS) No. 130, Reporting Comprehensive Income. FAS No.130 requires that the components and total amounts of comprehensive income be displayed in the financial statements. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The Company’s components of comprehensive income (loss) consist of a net loss.

            In December 1999, The United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.”  SAB 101 summarized certain of the SEC’s views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC amended SAB 101 to require companies with fiscal years beginning after December 15, 1999 to implement the provisions of SAB 101 no later than the fourth fiscal quarter. The Company adopted the provisions of SAB 101 at its inception. The Company does not believe that the adoption has any material effect on its financial statements.

Off-Balance Sheet Arrangements

            The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

Item 3.  Controls and Procedures.

            Management has evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report.  Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

            There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3.  Defaults Upon Senior Securities.

            None.

Item 4.  Submission of Matters to a Vote of Security‑Holders.

            None.

Item 5.  Other Information.

            None.

Item 6.  Exhibits.

31.1      Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2      Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
             Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

            In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                        CHINA PROPERTIES DEVELOPMENTS, INC.
                                                                        (Registrant)

Dated:   August 21, 2006                                  By:       /s/ Ping’an Wu
                                                                                    Ping’an Wu, Chief Executive Officer
                                                                                    (Principal Executive Officer)

Dated:  August 21, 2006                                   By:       /s/ Shuo (Steven) Lou
                                                                                    Shuo (Steven) Lou, Chief Financial Officer,
                                                                                    Chief Accounting Officer and Executive VP
                                                                                    (Principal Financial Officer)