Form 10KSB/A
period 2005-12-31
CHINA PROPERTIES DEVELOPMENTS INC
filed 2006-10-05
CIK 1174741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB/A
[Amendment No. 1]

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

89 Chang’an Middle Road , Yangming International Tower, 26th and 27th Floors, Xi’an , China
(Address of principal executive offices)

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

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.. 8
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..... 8
ITEM 7. FINANCIAL STATEMENTS......................................................................................... 12
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT........................................ 37
ITEM 10. EXECUTIVE COMPENSATION................................................................................ 38
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

Part I
ITEM 1. DESCRIPTION OF BUSINESS

China Properties Developments, Inc. (the “Company” or “CPD”) (OTCBB:CPDV), is primarily engaged in the acquisition and development of land holdings, and the development, sales, rental, and management of high quality residential, commercial, office and mixed-use properties in Xi’an, the capital city of Shaanxi Province of the People’s Republic of China (“PRC”).  Since 1996, the Company, through its 90% owned subsidiary, Xi’an Jiahui Real Estate Co., Ltd (“Jiahui”), has been developing projects that offer quality living and working spaces that blend elegantly with Xi’an’s cultural and historical surroundings.

Since 1996 the management team of CPD has successfully completed eight real estate development projects with a total investment cost of over US$ 150 million.   These projects include Jiahui Office Building (204,514 sq ft) which was completed in 2000, and Century Jingdian Building covering 510,000 sq ft. which was completed in July 2000. CPD recently completed the development of Yangming International Tower (516,668 sq ft), a class-A office, commercial, and apartment building.

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

Phase I of Shopping Mall
Construction under Phase I commenced in December 2003.  Phase I construction is approximately 70 – 75% completed.  Occupancy is scheduled for the last quarter of 2007.  Total construction area is approximately 32,945 square meters.  The intended use will be a mix of (i) leisure, entertainment, and dining and food services (50%), (ii) movie cinema (20%), (iii) book and electronic retailers (20%), and (iv) clothing and accessories retailers (10%).

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

Corporate History

CPD, formerly Bangla Property Management, Inc. (“Bangla”), was incorporated in the State of Colorado on June 15, 2001.  On October 14, 2005, Bangla completed a merger with Wollaston Industrial Limited (“Wollaston”), a BVI limited liability corporation.  Wollaston is the 90.28% parent and management company of Xi’an Jiahui Real Estate Co., Ltd. (“Jiahui”).  The agreement called for the acquisition by Bangla of 100% of Wollaston for 10,000,000 shares of Bangla’s common stock.  Bangla’s name was subsequently changed to China Properties Developments, Inc. to better reflect the nature of the Company’s business.    Since Jiahui is 90% owned by a foreign entity, it is considered as a foreign joint venture company in PRC.

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

Jiahui Office Building is a 17 story high-rise office building containing 204,514 square feet of gross area.  It is one of the first major large projects of the company.  The building has 16 floors of offices, multi-level retail centre and an underground parking garage.  The building was completed for occupancy in 2000.  more than 60% of the office space in the building have been sold to date.  CPD continues to use or lease the remaining space.

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

Relevant Real Estate Laws and Regulations

Real estate developers may secure land from the city government by obtaining exploitation and utilization rights over land through public tendering. The maximum term for such leasehold interest ranges from 40 to 70 years depending on the purpose of use.   Leasehold interests obtained legally may be transferred, leased, and mortgaged during the leasehold period.    Joint venture companies such as Jiahui and Shananxi (post-acquisition) may participate in auctions to obtain land for development purposes.

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

Products and Services Offered

China Properties Developments Inc. (OTCBB:CPDV), through its majority owned subsidiaries, is primarily engaged in the acquisition and development of land holdings, and the development, sale, and rental of mixed-use residential, commercial and office properties in the City of Xi’an, the capital of Shaanxi Province in the People’s Republic of China.

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

Jiahui Office Building is a 17 story high-rise office building containing 204,514 square feet of gross area.  It is one of the first major large projects of the company.  The building has 16 floors of offices, multi-level retail centre and an underground parking garage.  The building was completed for occupancy in 2000.  more than 60% of the office space in the building have been sold to date.  CPD continues to use or lease the remaining space.

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

Since 1996 our management team has successfully completed eight real estate development projects with a total investment cost of over US$ 150 million.   These projects include Jiahui Office Building (204,514 sq ft) which was completed in 2000, and Century Jingdian Building covering 510,000 sq ft. which was completed in July 2000. We recently completed the development of Yangming International Tower (516,668 sq ft), a class-A office, commercial, and apartment building.

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

Results of Operations

Revenues were $4,500,000 for the year ended December 31, 2005 compared to no revenues for the year ended December 31, 2004.  The revenues were due to sales of condominium units and office space in the Yangming Building for which there were no comparable revenue items in 2004.

Gross profit, defined as sales less cost of sales, was $1,128,000 for the year ended December 31, 2005, compared to no gross profit for the year ended December 31, 2004.

We also achieved rental income of $218,000 for the year ended December 31, 2005, compared to rental income of $226,000 for the year ended December 31, 2004.

Our operating expenses were $927,000 for the year ended December 31, 2005 compared to operating expenses of $1,143,000 for the year ended December 31, 2004.  Operating expenses decreased primarily as a result of a decrease in general and administrative expenses for 2005 compared to the prior year as well as a decrease in bad debt expense recognized in 2005 compared to 2004.  General and administrative expenses were $397,000 for the year ended December 31, 2005, compared to $429,000 for the year ended December 31, 2004.  We recognized a bad debt expense of $100 for the year ended December 31, 2005 compared to a bad debt expense of $381,000 for the year ended December 31, 2004.

Cost of sales consist of costs such as construction and labor costs.  Cost of sales were $3,383,000 for 2005 while there were no cost of sales for 2004.

Depreciation is calculated on a straight-line basis over the estimate their estimated useful lives.  The property, plant and equipment used in operations is being depreciated in a Straight Line method over the useful life of the assets.  The percentages applied are: machinery and equipment 20%; vehicles 20%; and, leasehold improvements 20%. Depreciation expense charged to operations was $177,000 for the year ended December 31, 2005 compared to $202,000 for the year ended December 31, 2004.

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

Liquidity and Capital Resources

On December 31, 2005, we had a working capital deficit of $3,845,000 and a stockholders’ deficit of $2,623,000.  Also, at December 31, 2005, we had cash of $615,000, total assets of $30,188,000 and total liabilities of $29,444,000.

We have funded the growth of our business through a combination of available cash and cash equivalents, and cash flows generated from operations. In addition, we have been able to obtain short-term, long-term and mortgage loans to support the growth of our business.  At December 31, 2005, we had short-term bank loans of $5,766,000 and other short-term loans of $744,000.  Such short-term bank loans have maturity dates ranging from December 2, 2005 (which loan was paid off in January 2006) to November 4, 2006.  The other short-term loans have maturity dates ranging from March 26, 2006 to July 5, 2006.  At December 31, 2005, we had long-term bank loans of $4,328,000 and mortgage loans of $2,338,000.  Such long-term bank loans are with two financial institutions and have maturity dates of October 28, 2008 and December 29, 2008.  The mortgage loans (which are obtained by us on our construction in progress) have maturity dates ranging from March 14, 2012 to January 13, 2035.  Unless cash flows from operations will be sufficient to support our needs in the future, it may be necessary for us to continue to obtain short-term, long-term and mortgage loans.  No assurance can be given that we will be able to obtain such loans on terms acceptable to the Company.

Net cash used in operating activities was $2,074,000 for the year ended December 31, 2005 which was primarily the result of net income of $420,000, together with an increase in accounts payable and accrued expenses of $3,404,000, offset by an increase in real estate project costs in the Yangming Building of $4,219,000, an increase in advances to officers of $479,000 and a decrease in deferred revenue of $1,640,000.  This compares to net cash used by operating activities for the year ended December 31, 2004 of $1,229,000 which was primarily the result of a decrease in deferred revenue of $7,165,000 offset by a net loss of $917,000 and an increase in real estate project costs of the Yangming Building of $5,841,000.

Net cash used by investing activities for the year ended December 31, 2005 was $3,367,000 compared to $62,000 for the year ended December 31, 2004 which change was primarily due to payments for construction in the Yangming Building of $500,000 and loans to related parties of $2,885,000 in 2005 compared to the pay back of loans to related parties of $1,151,000 in 2004 offset by the purchase of a long-term investment of $362,000 and payments for construction in the Yangming Building of $722,000 in 2004.

For the year ended December 31, 2005, we obtained $5,879,000 from financing activities, which was primarily the result of long-term loans of $4,328,000, mortgage loans of $2,067,000, proceeds from notes payable of $2,542,000, other short-term loans of $744,000, loans from related parties of $433,000 offset by an increase in restricted cash to secure loans of $2,795,000.  For the year ended December 31, 2004, we had net cash used by financing activities of $1,395,000 which was primarily due to pay back of loans from related parties of $2,041,000 offset by mortgage loans of $376,000, loans from officers of $357,000 and other short-term bank loans of $181,000.

We acknowledge, based on currently proposed plans and assumptions relating to our operations, that our current cash, together with projected cash flows from operations and projected revenues,  may not be sufficient to satisfy our contemplated cash requirements for the next twelve months.

Although we believe we are adequately capitalized, based on the risk factors for a company at our stage of development, we acknowledge we may need to raise additional capital within the next twelve months.  If cash generated from operations are insufficient to meet our long-term liquidity needs, we may need to raise additional funds or seek other financing arrangements.  In this regard, we expect that we will be able to obtain short-term and long-term loans like we have obtained in the past.  However, there can be no assurance that any such additional funding (including short-term or long-term loans) will be available on favorable terms or at all.

Other Information - Certain Relationships and Related Transactions

To date, several related party transactions have taken place.  We believe that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been or will be on terms no less favorable to us than those reasonably obtainable from third parties.  As of December 31, 2005, there were advances to officers outstanding of $505,000, advances to employees outstanding of $1,000, and loans due from other related parties of $3,357,000.  As of

December 31, 2005, there was $2,356,000 due to related parties and $642,000 due to officers.  Such advances to officers and advances to employees are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports and supporting documents to the accounting department.  Then, the expenses are debited into the relevant accounts and advances are credited out.  Loans from and to related parties represent temporary short-term loans from/to affiliates which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  Amounts due to officers are temporary short-term loans from our officers to finance the Company’s operation due to lack of cash resources.

The Company leases office and retail space to an affiliate Shaanxi Jiahui Hantang Book Publishing Co., Ltd.  The lease period is from January 1, 2003 to December 31, 2007.  The rent is $192,100 per year and the rent is payable semi-annually.  As of December 31, 2005, the Company is not owed rents from the affiliate.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, cash flows, and shareholders' equity for the years ended December 31, 2005 and December 31, 2004 have been restated.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Properties Developments, Inc. as of December 31, 2005 and the results of its operations and its cash flows for each of the years in the two years then ended in conformity with accounting principles generally accepted in the United States of America.

Kempisty & Company
Certified Public Accountants PC
New York, New York
March 13, 2006 (Except for Note 1, August 24, 2006)

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
CONSOLIDATED BALANCE SHEET
December 31,
2005
(Restated)
ASSETS
Current Assets:
Cash	$614,871
Prepaid expenses	5,720
Real Estate Project Cost-Yangming Building (Note 4)	14,449,778
Advance to Officers (Note 5)	505,401
Advance to employees (Note 5)	1,116
Loans to related parties (Note 5)	3,357,126

Total current assets	18,934,012

Fixed Assets, net (Note 6)	7,064,319

Long-term Investment (Note 7)	353,400

Other assets
Restricted cash	3,735,337
Security deposit	101,015

Total other assets	3,836,352
=============

Total Assets	$30,188,083

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Loans (Note 9)	$5,766,000
Short-term Loans (Note 10)	744,000
Current portion of mortgage loans (Note 11)	104,706
Accounts payable and accrued expenses	4,951,903
Notes payable (Note 12)	186,000
Notes payable to a related party (Note 5)	2,356,000
Taxes payable	98,671
Bank loan interest payable	184,478
Deferred revenue	6,458,648
Customer security deposit	1,649
Due to officers	641,696
Due to related parties (Note 5)	1,285,272

Total Current Liabilities	22,779,023

Long-term Liabilities
Mortgage Loans (Note 11)	2,337,964
Long-term Bank Loans (Note 9)	4,327,600

Total Long-term Liabilities	6,665,564

Participating interest (Note 13)	3,366,836

Minority interest	-

Stockholders' Equity:
Common stock, no par value, 100,000,000 shares authorized;
17,325,000 shares issued and outstanding as of December 31, 2005	173,250
Additional Paid-in capital	2,858,582
Retained earnings	(5,583,005)
Accumulated comprehensive income	(72,167)

Stockholders' Equity	(2,623,340)

Total Liabilities and Stockholders' Equity	$30,188,083
=============
See Notes to Financial Statements F-3

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2005	2004
	(Restated)	(Restated)

Revenues
Sales of condominium units
and office space in Yangming Building	$4,510,328	$-
Cost of sales	3,382,746	-

Gross Profit	1,127,582	-

Rental Income	218,289	225,567

Operating Expenses
Sales Taxes	275,393	44,183
Selling expenses	28,185	86,210
Depreciation	176,996	201,734
Professional fees	49,492	-
Bad debt expense	147	381,479
General and administrative	396,507	429,147

Total Operating Expenses	926,720	1,142,753

Income (Loss) from Operation	419,151	(917,186)

Other Income (Expense)	978	-

Income (Loss) before provision
for Income Tax	420,129	(917,186)

Provision for Income Tax	-	-

Income before Minority Interest	420,129	(917,186)

Minority Interest	-	-

Net Income	420,129	(917,186)

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	301	-

Comprehensive Income (Loss)	$420,430	$(917,186)
	=============	=============

Basic and fully diluted earnings (loss) per share	$0.02	$(0.05)
	=============	=============

Weighted average shares outstanding	17,325,000	17,325,000
	=============	=============

See Notes to Financial Statements.
F-4

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(Restated)

					Accumulated
	Common Stock		Additional		Other
	Par Value		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Totals

Balances at
January 1, 2004	7,325,000	$30,525	$1,379	$(17,195)	$-	$14,709

Reverse merger adjustment	10,000,000	142,725	2,857,203	(5,068,753)		(2,068,825)

Net income	-	-	-	(917,186)	-	(917,186)

Balances at
December 31, 2004	17,325,000	173,250	2,858,582	(6,003,134)	-	(2,971,302)

Net income	-	-	-	420,129	-	420,129

Accumulated effects on
foreign currency conversion	-	-	-	-	(72,167)	(72,167)

Balances at
December 31, 2005	17,325,000	$173,250	$2,858,582	$(5,583,005)	$(72,167)	$(2,623,340)
	=========	=========	=========	==========	===========	=========

See Notes to Financial Statements.

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2005	2004
	(Restated)	(Restated)
Operating Activities
Net income (loss)	$420,129	$(917,186)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	176,996	201,734
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	201,125
(Increase) decrease in prepaid expense	46,678	43,108
(Increase) decrease in real estate project cost-Yangming Building	(4,218,856)	(5,841,333)
(Increase) decrease in advance to officers	(478,970)	419,691
(Increase) decrease in advance to employees	12,956	(13,349)
(Increase) decrease in security deposit	(15,280)	10,267
Increase (decrease) in Accounts payable and accrued expenses	3,404,122	(14,227)
Increase (decrease) in Taxes payable	33,573	(25,978)
Increase (decrease) in bank loan interest payable	184,478	-
Increase (decrease) in Deferred revenue	(1,640,387)	7,164,765
Increase (decrease) in customer security deposit	83	(109)

Net cash provided (used) by operating activities	(2,074,478)	1,228,508

Investing Activities
Purchase of long-term investment	-	(362,450)
Dividend from long-term investment	18,000	-
Payments for construction of	-	-
25th-27th floors of Yangming	(499,556)	(721,963)
Purchase of fixed assets	-	(5,013)
Loans to related parties	(2,885,024)	-
Payback of loans to related parties	-	1,151,211

Net cash (used) by investing activities	(3,366,580)	61,785

Financing Activities
Short-term loans from banks	-	181,225
Repayment on Short-term loans	(1,543,410)	-
Other short-term loans	744,000	-
Long-term loans	4,327,600	-
Mortgage loans	2,066,735	375,935
Proceeds from notes payable	2,542,000	-
Increase in restricted cash to secure loans	(2,795,074)	(267,941)
Loans from officers	103,775	356,812
Loans from related parties	433,127	-
Payback of Loans from related parties	-	(2,040,620)

Net cash provided (used) by financing activities	5,878,753	(1,394,589)

Increase (decrease) in cash	437,695	(104,296)
Effects of exchange rates on cash	5,315	-
Cash at beginning of period	171,861	276,157

Cash at end of period	$614,871	$171,861
	=============	=============

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$626,935	$574,494
	=============	=============
Income taxes	$-	$-
	=============	=============

See Notes to Financial Statements.
F-6

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 1-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued financial statements were reviewed by the United States Securities and Exchange Commission (the "Commission"). During the course of the Commission’s review, the Commission issued comment letters to which we provided responses and amended our financial statements per such comments. Management also believes such restatements reflect corrections of errors and omissions of material disclosures in the historical financial statements, in accordance with US GAAP.

In the previously issued report, we recognized revenue from the sales of condominium units and office space as we received payments from buyers. Since these condominium and office space were still under construction, we now have concluded that we should recognize revenue when we deliver the condominium units and office space to buyers. Also, the cost of sales should change to reflect the changes in revenue. Accordingly, we restated the revenue from sales of condominium units and office space from $2,486,206 to $4,510,328 for the fiscal year ended December 31, 2005; and from $7,694,084 to 0 for the fiscal year ended December 31, 2004. Cost of sales were restated from $2,012,369 to $3,382,746 for the fiscal year ended December 31, 2005, and from $6,074,276 to 0 for the fiscal year ended December 31, 2004.

In the previously issued report, we recognized rental income when we received the rent from the tenants. We now have concluded that we should recognize rental income monthly in accordance with provisions of the lease. Accordingly, we restated the rental income from $169,390 to $218,289 for the fiscal year ended December 31, 2005.

These adjustments resulted in a cumulative net reduction of $1,223,905 in the Shareholders' equity as of December 31, 2005.

The following tables present the impact of the adjustments and restatements on a condensed basis:

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 1-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

		Amount Previously
		Reported	As Adjusted
	Year ended December 31, 2005
	Balance Sheet
	Cash	$614,871	$614,871
	Prepaid expenses	203,547	5,720
	Inventory	9,546,722	14,449,778
	Due from related parties	3,882,313	3,863,643
	Fixed assets	3,556,466	7,064,319
	Long-term investment	353,400	353,400
	Other assets	3,836,353	3,836,352
	Bank Loans	5,766,000	5,766,000
	Short-term Loans	744,000	744,000
	Current portion of mortgage loans	105,551	104,706
	Accounts payable and accrued expenses	1,716,761	4,951,903
	Notes payable	2,542,000	186,000
	Notes payable to a related party	-	2,356,000
	Taxes payable	421,604	98,671
	Bank loan interest payable	-	184,478
	Deferred revenue	-	6,458,648
	Customer security deposit	1,649	1,649
	Due to officers	665,163	641,696
	Due to related parties	1,399,724	1,285,272
	Mortgage loans	2,336,219	2,337,964
	Long-term bank loans	4,327,600	4,327,600
	Participating interest	3,366,836	3,366,836
	Shareholders' equity	(1,399,435)	(2,623,340)
	Year ended December 31, 2005
	Statement of operations
	Revenues	$2,655,596	$4,729,595
	Costs and expenses	2,533,221	4,309,466
	Income (loss) from operations	122,375	420,129
	Other comprehensive income (loss)	(37,325)	301
	Comprehensive income (loss)	85,050	420,430
	Basic income (loss) per share	0.00	0.02
	Diluted loss per share	0.00	0.02
	Year ended December 31, 2004
	Statement of operations
	Revenues	$7,919,651	$225,567
	Costs and expenses	7,861,766	1,142,753
	Income (loss) from operations	57,885	(917,186)
	Other comprehensive income (loss)	-	-
	Comprehensive income (loss)	57,885	(917,186)
	Basic income (loss) per share	0.00	(0.05)
	Diluted loss per share	0.00	(0.05)

F-8

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 2- ORGANIZATION AND OPERATIONS

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

Note 3- SIGNIFICANT ACCOUNTING POLICIES

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

Note 3- SIGNIFICANT ACCOUNTING POLICIES

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

The Company maintains its books and accounting records in PRC currency "Renminbi" ("RMB"), which is determined as the functional currency.  Assets and liabilities of the Company are translated at the prevailing exchange rate at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are include in the cumulative translation adjustment account in shareholders' equity. Gain and losses resulting from foreign currency transactions are included in operations.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of shareholders’ equity and amounted to $(72,167) and $0 as of December 31, 2005 and 2004, respectively. The balance sheet amounts with the exception of equity at December 31, 2005 were translated at 8.06 RMB to $1.00 USD as compared to 8.28 RMB at December 31, 2004. The equity accounts were stated at their historical rate. The average translation rate of 8.18 RMB for the year ended December 31, 2005 was applied to income statement accounts as compared to 8.28 RMB for the year ended December 31, 2004.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 3- SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Real Estate Projects

The Company  currently holds majority interest in following two buildings:

Jiahui Office Building

Jiahui Office Building (“Jiahui Building”) is a commercial office building.  We commenced the construction of Jiahui Building in 1998.  We ceased major construction in December 1999,  finished tenant improvements and held available for occupancy on June 30, 2000.  We leased the first to fourth floors to a related party, Hantang Bookstore.  We used the 5th  floor, west part of 14th floor, 15th floor, and the underground parking garage for our own operations from July 2000 through September 2005 when we moved into Yangming International Tower.  We intend to hold these spaces for rental. We classified these spaces as fixed assets and depreciation have been provided since July 1, 2000.  The rest of the spaces in Jiahui Building have been sold out in 2002.  We refer first to fifth floors, west part of 14th floor, 15th floor, and the underground parking garage collectively as "Jiahui Building" in the fixed assests section.

Yangming International Tower

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

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 3- SIGNIFICANT ACCOUNTING POLICIES (continued)

Real Estate Project Costs

Costs that were directly identifiable with real estate projects and incurred before constructions were substantially completed and projects were available for occupancy, were capitalized into project costs, which mainly consist of cost of land usage right, preconstruction costs, construction costs, and capitalized interest costs.  Costs subsequent to the completions of construction were expensed as incurred. Capitalized costs were allocated to the portion that the Company uses for its operations and the portion held for sale and rental, based on area method.  Costs associated with rental portion and portion using for the Company’s own operations are classified to fixed assets and depreciations commenced when projects changed from nonoperating to operating.  Costs associated with portions held for sale remain in project costs unitl relevant spaces are sold, at which, will be classified to cost of sales. The real estate project cost increased $4,521,981 and $4,537,746 in 2005 and 2004, respectively.

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

Capitalized Interest Cost

Interest cost incurred to real estate projects are capitalized during construction period, which normally begins when payments are made for land usage right, and ends when the real estate project is substantially completed and held available for occupation.  When portion of a real estate project is substantially complete and held available for occupation, interest expenditures are allocated to capitalized interest cost and interest cost, based on area method.  Form May 2002 to October 2005, all our loans are directly incurred to construction of Yangming, we capitalized all interest expenditures into cost of  Yangming.  After that, capital expenditures are allocated to capitalized interest cost and interest expenses, based on area method.  The capitalized interest cost was 725,808 and 574,494 in 2005 and 2004, respectively.

Rental Costs

Lessees decorates the spaces rented. The Company's initial direct costs incurred to rental real estate projects are immaterial and therefore expense as incurred.  Rental costs incurred to rental activities are also deem immaterial, and therefore all rental costs are included into general and administrative costs.

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 3- SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Costs of sales

We estimate total sales price and total project cost annually throughout the real estate project.  At the end of each financial reporting period, we use the ratio of total project cost to total sales price, to allocate real estate project cost to all condominium units or spaces that have been sold and delivered to buyers, if any.  Costs of sales are revised and reallocated as necessary for material changes on the basis of current reporting period estimation.

			Ratio of Estimated
			Sales Price to
Real Estate	Total Estimated	Total Estimated	Project Cost	Revenue	Cost of
Project	Sales Price	Project Cost	Ratio	Recognize	Sales

Year 2005
Yangming	32,388,000	24,291,000	75.00%	4,510,328	3,382,746

Year 2004

Yangming	32,375,000	24,200,000	74.75%	-	-

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 3- SIGNIFICANT ACCOUNTING POLICIES (continued)

Related Party Transactions

“Advance to officers” and “Advance to employee” are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant accounts and the advances are credited out. Cash flows from these activities are classified into operating activities.  The total advance to officers was 482,060 and 492,260 in 2005 and 2004, respectively. The total advance to employees was 51,550 and 64,815 in 2005 and 2004, respectively.

“Loans to related parties” and “Due to related parties” represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  Cash flows from due from related parties are classified as cash flows from investing activities.  Cash flows from due to related parties are classified as cash flows from financing activities.  The total loans to related parties was 9,851,545 and 4,756,237 in 2005 and 2004, respectively. The total borrowing from related parties was 7,437,465 and 1,698,455 in 2005 and 2004, respectively.

“Notes payable to an affiliate” represents notes payable to an affiliate, Shaanxi Ruize Industrial Co., Ltd., which is majority owned and controlled by directors of the Company.  The total borrowing from this related party is $2,356,000 and 0 in 2005 and 2004, respectively.

“Due to officers” are temporally short-term loans from our officers to finance the Company’s operation due to lack of cash resources.  Cash flows from these activities are classified as cash flows from financing activates.  The total borrowing from officers was 220,000 and 381,325 in 2005 and 2004, respectively.

Sales

In July 2005, the Company received $734,224 from pre-selling three condominium units and one store space in Yangming to Sino Real Co, Inc., which is wholly owned by US Sino Real LLC.  Our CFO, Mr. Steven Lou, and his wife are members of US Sino Real LLC, in which there are totally 12 members.   All these units were delivered to the buyer and relevant proceeds were recognized in revenue in 2005.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 3- SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 3- SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 3- SIGNIFICANT ACCOUNTING POLICIES (continued)

Minority Interest

The Company has accumulated deficit in its operation, no minority interest has been recognized. The Company absorbed the entire accumulated deficit.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities for 2005 and 2004.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 3- SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 4- REAL ESTATE PROJECT COST - YANGMING BUILDING (Restated)

Real estate project in progress - Yangming Building consist of the following:

December 31,
2005

Cost of land usage right	$103,982
Compensation for demolition	437,267
Preconstruction cost	356,798
City engineering fees	81,868
Supporting facilities	360,059
Construction materials	3,894,778
Equipment	598,605
Foundation engineering	2,346,126
Construction cost	8,899,020
Utility	-
Salary and benefit	129,856
Architecture fees	48,335
Supervision expense	251,934
Interest on loan	2,288,962
Close to cost of sales	(3,432,012)
Close to Yangming 26-27 Floors	(1,277,200)
Close to Yangming 25 Floor	(638,600)

$14,449,778
===============

Note 5- RELATED PARTY TRANSACTIONS (Restated)

Advance to officers

Advance to officers consists of the following:

		December 31,
Name of officer	Title	2005

Jia, Yongxin	Account Manager	$645
Cheng, Jianhua	Vice General Manager	621
Wang, Yianming	General Manager	1,240
Luo, Xiuzhen	Vice General Manager	434
Zhao, Xiaoguang	Vice General Manager	372
Xu, Zhiqiang	Assistant to CEO	470,716
Feng, Chunhuo	Secretary of Board	31,373

		$505,401
		==============

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS

Note 5- RELATED PARTY TRANSACTIONS (continued) (Restated)

Advance to employees

Advance to officers consists of the following:

		December 31,
Name of employees	Title	2005

Ma, Guang	Car Driver of CEO	$496
Zhao, Junfang	Car Driver of General Manager	372
Dong, Xiangbo	Car Driver	62
Ju, Junling	Car Driver	62
Wu, Zhenxi	Car Driver	62
Pu, Chao	Secretary	62

		$1,116
		=============

Due from related parties

Due from related parties consists of the following:		December 31,
		2005
Name of related parties

Shaanxi Lezhan Property
Management Co., Ltd.		$43,451
Jiahui Restaurant		43,167
Xi'an Qi'an Ceramics Factory		216,478
Shaanxi Jiahui (Group) Real Estate Co., Ltd.		2,381,751
Shaanxi Han Tang Trading Ltd.		672,279

		$3,357,126
		=============

Due to related parties

Due to related parties consists of the following:		December 31,
Name of related parties		2005

Shaaxni Ruize Industrial Co., Ltd.		$371,431
Shaanxi Han-tang Publishing Co., Ltd.		9,596
Shaanxi Zhengyang Real Estate Co., Ltd.		193,973
Shaanxi Brothers Real Estate Co., Ltd.		324,804
Shaanxi Xinyuan Industrial Co., Ltd.		385,468

		$1,285,272
		=============

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 5-	RELATED PARTY TRANSACTIONS (continued) (Restated)

	Due to officers

	Due to officers consists of the following:		December 31,
			2005
	Name of officer	Title

	Wu, Pingan	CEO	$344,355
	Gao, Yian	Assistant to CEO	1,437
	Wang, Xianming	General Manager	21,357
	Zhang, Yi	Assistant to CEO	204,028
	Wu, Xiuying	Assistant to CEO	70,519

			$641,696
			============

Notes Payable to an Affiliate

Notes payable consist of the following as of December 31, 2005
	Loan		Monthly
Name of creditor	Amount	Duration	Interest Rate	Collateral

Shaanxi Ruize Industrial Co., Ltd.	$1,860,000	10/13/05-4/13/06	0	Full Amount of Restricted CD
	248,000	11/01/05-05/01/06	0
	248,000	11/15/05-5/15/06	0

	$2,356,000

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 6- PROPERTY AND EQUIPMENT (Restated)

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

December 31,
2005

Vehicles	$329,741
Machinery and equipment	483
Office equipment	34,059
Office furniture	67,619
Jiahui Building	5,822,880
25th to 27th Floors of Yangming	1,915,800

8,170,582

Less: Accumulated depreciation	(1,106,263)

Total	$7,064,319
=============

Depreciation expense charged to operations was $176,996 and $201,734 in 2005 and 2004, respectively.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 8-  BANK LOANS

Bank loans consist of the following as of December 31, 2005:

Current
	Loan		Monthly
Financial Institutions	Amount	Duration	Interest Rate	Collateral

Tumen Branch of Commercial
Bank	$1,860,000	09/29/05-09/29/06	0.69750%	Yangming Building
Southern Subbranch of Bank of China
	2,976,000	06/15/05-06/15/06	0.68961%	Jiahui Building
Tumen Credit Corp.	372,000	11/04/05-11/04/06	0.79050%	Jiahui Building
Changyanbao Credit Corp.	558,000	12/02/04-12/02/05	0.66375%	Yangming Building

	$5,766,000
	===========

The loan from Changyanbao Credit Corp. was paid off in January 2006. The Company paid one month interest of $3,704 in January 2006. No penalty was paid for this loan.

Long-term
	Loan		Monthly
Financial Institutions	Amount	Duration	Interest Rate	Collateral

				Basements of yangming (1-3 floors) Floor 4 5 25 26 partially used for guaranty

Dengjiapo Credit Cooperatives	$1,723,600	12/28/05-10/28/08	0.67200%

				Basement of Jiahui Office Building part of Floors 5 13 14 and floors 6 7 for guaranty

Qujiang Credit Cooperatives	2,604,000	12/29/05-12/29/08	0.67200%

	$4,327,600

At December 31, 2005, future minimum principle and interest payments are as follows, interest payments are made quarterly.

Year ending December 31,	Principle	Interest	Total
2006	$-	$348,978	$348,978
2007	-	348,978	348,978
2008	4,327,600	348,978	4,676,578

Total	$4,327,600	$1,046,934	$5,374,534
	===========	==============	=============

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 9- SHORT-TERM LOANS

Short-term loans consist of the following as of December 31, 2005:

Current
	Loan		Monthly
Name of Creditor	Amount	Duration	Interest Rate	Collateral
				All are units of Yangming Inter'l Building

Zhai, Yuzhen	$74,400	06/14/05-06/13/06	0.833%	Unit 11-08 Unit 15-11
Niu, Yan	111,600	06/09/05-06/08/06	0.833%	Unit 14-02 Unit 10-08 Unit 09-08
Jin, Aiguo	62,000	06/17/05-06/16/06	0.833%	Unit 09-05 Unit 15-10
Li, Yanping	62,000	08/02/05-08/01/06	1.000%	Unit 16-09 Unit 18-10
Gu, Hong	124,000	09/26/05-03/26/06	1.250%	Unit 14-02; Unit 10-08 Unit 09-08
Li, Mengzhou	62,000	06/17/05-06/16/06	0.833%	Unit 08-05 Unit 11-09 Unit 24-10 Unit 14-03

Zhang, Yi	124,000	06/16/05-06/15/06	0.833%	Unit 10-05 Unit 12-10 Unit 17-11
Zhang, Yi	62,000	10/26/05-07/05/06	0.833%	Unit 19-10 Unit 16-08
Wang, Yinming	12,400	12/29/05-03/29/06	0.783%	None
Feng, Chunhua	12,400	12/29/05-03/29/06	0.783%	None
Li, Mengzhou	12,400	12/29/05-03/29/06	0.783%	None
Chen, Jianhui	12,400	12/29/05-03/29/06	0.783%	None
Zhao, Xiaoguang	12,400	12/29/05-03/29/06	0.783%	None

	$744,000
	==========

Note 10- MORTGAGE LOANS (Restated)

The Company took out mortgage loans on its construction in progress.  The average interest rate was approximately 4.75%.  The interest expense charged to construction-in-progress was 107,032 and $15,175 in 2005 and 2004, respectively. At December 31, 2005, future minimum principle and interest payments are as follows:

Year ending December 31,	Principle	Interest	Total
2006	$104,706	$136,329	$241,035
2007	110,777	130,258	241,035
2008	117,204	123,831	241,035
2009	124,008	117,027	241,035
2010	131,211	109,823	241,035
After 2010	1,854,765	1,065,050	2,919,814

Total	$2,442,670	$1,682,318	$4,124,988
	===========	===========	===========

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 10- MORTGAGE LOANS  (continued) (Restated)

Mortgage Loans consist of the following:

					Outstanding Balance
	Principle	Duration		Monthly	as of
Collateral	Amount	From	To	Interest Rate	December 31, 2005

All are units of Yangming Inter'l Building

#2707	$51,903	2/19/2004	2/19/2032	0.420%	$50,451
#2702	49,432	2/19/2004	2/19/2019	0.420%	42,270
#2703	48,196	2/19/2004	2/19/2019	0.420%	44,213
#2706	29,659	2/19/2004	2/18/2019	0.420%	26,948
#2710	40,781	2/19/2004	2/19/2019	0.420%	36,150
#2711	51,903	2/19/2004	2/19/2020	0.420%	48,010
#907	42,017	4/21/2005	4/21/2033	0.551%	41,805
#2002	43,253	4/11/2005	4/11/2013	0.551%	40,592
#2708	49,432	2/19/2004	2/19/2014	0.420%	42,270
#2406	24,716	4/26/2005	4/26/2023	0.551%	24,310
#1310	35,838	7/25/2005	7/24/2025	0.459%	35,544
#1207	45,724	2/25/2005	2/24/2030	0.443%	45,130
#2705	50,667	2/19/2004	2/19/2019	0.420%	49,250
#1911	49,432	1/13/2005	1/13/2017	0.443%	46,822
#1808	48,196	1/13/2005	1/13/2024	0.443%	46,974
#701	80,326	1/13/2005	1/13/2032	0.443%	79,339
#2301	86,505	1/13/2005	1/13/2024	0.443%	84,312
#2310	39,545	1/13/2005	1/13/2035	0.443%	39,174
#1501	71,676	1/1/2005	1/1/2031	0.443%	70,713
#1801	49,432	3/14/2005	3/14/2022	0.443%	48,922
#2302	48,196	1/13/2005	1/13/2028	0.443%	47,350
#2309	46,960	1/13/2005	1/13/2035	0.443%	46,519
#2308	34,602	1/1/2005	1/1/2026	0.443%	33,874
#2211	49,432	1/13/2005	1/13/2022	0.443%	47,911
#2303	46,960	1/13/2005	1/13/2035	0.443%	46,519
#2701	80,326	3/14/2005	3/14/2029	0.443%	79,327
#2408	34,602	1/13/2005	1/13/2034	0.443%	34,246
#1807	49,432	1/27/2005	1/13/2031	0.443%	48,706
#2201	85,269	3/14/2005	3/14/2021	0.443%	82,961
#2401	82,798	3/14/2005	3/14/2022	0.443%	80,775
#1508	46,960	1/1/2005	1/1/2013	0.443%	42,677
#2710	40,781	3/14/2005	3/14/2030	0.443%	40,319
#711	46,960	3/14/2005	3/14/2012	0.443%	42,866
#105	173,010	4/21/2005	4/21/2015	0.510%	165,029
#1308	40,781	4/11/2005	4/11/2034	0.551%	40,601
#2404	74,147	4/11/2005	4/11/2027	0.551%	73,376
#2003	39,545	4/11/2005	4/11/2030	0.551%	39,255
#1311	43,253	4/11/2005	4/11/2026	0.551%	42,748
#1309	39,545	4/11/2005	4/11/2021	0.551%	38,727
#1301	74,147	4/11/2005	4/11/2026	0.551%	73,283
#2405	42,017	4/11/2005	4/11/2014	0.551%	39,821
#2407	43,253	4/11/2005	4/11/2020	0.551%	42,245
#1401	74,147	4/11/2005	4/11/2021	0.551%	72,614
#2107	42,017	4/21/2005	4/21/2030	0.551%	41,766
#2704	61,789	2/25/2005	2/24/2030	0.443%	56,950
#1404	72,912	4/11/2005	4/11/2033	0.551%	72,622
#1405	28,423	1/1/2004	12/31/2030	0.4200%	26,384

Total	$2,530,895				$2,442,670
	=============				===============

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 11- NOTES PAYABLE (Restated)

Notes payable consist of the following as of December 31, 2006:

			Monthly
	Loan		Interest
Name of Creditor	Amount	Duration	Rate	Collateral

Shaanxi Tangxin Fire Equipment Co., Ltd.
	24,800	11/15/05-05/15/06	0.000%	Full amount of restricted CD

Shaanxi No. 3 Construction Co., Ltd.
	86,800	11/03/05-05/03/06	0.000%	Full amount of restricted CD

Xi'an Henli Electronic Installation Co., Ltd.
	37,200	11/15/05-05/15/06	0.000%	Full amount of restricted CD

Shaanxi Hangtian Construction Co., Ltd.
	37,200	11/24/05-05/24/06	0.000%	Full amount of restricted CD

	$186,000
	==========

Note 12- PARTICIPATING INTEREST (Restated)

The Company has entered into a real estate project in which two lenders to the Company, Dongguan Plastic Cement Factory, Ltd. and Shaanxi Ruize Industrial Co., Ltd, have converted their loans into an approximately 35% equity participation in the Jiahui Office Building project and are entitled to participate in market value appreciation and net results of the project’s operations. Under the terms of the arrangement, the lenders converted $3,401,175 of debt. As of December 31, 2005 the Company estimated that based on the projects results through December31, 2005, its liability does not exceed the amounts reflected in the financial statements.

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
_____________________

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

          14.1 Code of Ethics (1)
          31.1 Certification of Chief Executive
          31.2 Chief Financial Officer and Chief Accounting Officer
          32.1  Certification of Chief Executive
          32.2  Certification of Chief Financial Officer and Chief Accounting Officer

(1) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 2005, filed on April 17, 2006 and incorporated by reference herein.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                 CHINA PROPERTIES DEVELOPMENTS, INC.
                                                                                                            (Registrant)

                                                                                By           /s/ Ping’an Wu
                                                                                                Ping’an Wu, President, Chief Executive Officer

                                                                                Date       September 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                                        Title                                                              Date

/s/ Ping’an Wu                                  Chairman, Chief Executive Officer                  September 27, 2006
Ping’an Wu                                       President and Director
                                                         (Principal Executive Officer)

/s/ Shuo (Steven) Lou                       Chief Financial Officer, Chief Accounting        September 27, 2006
Shuo (Steven) Lou                            Officer, Executive Vice President
                                                         and Director (Principal Financial Officer)

/s/ Yingming Wang                            Chief Operating Officer,                                 September 27, 2006
Yingming Wang                                 Vice President and Director

/s/ Xingguo Wang                              Director                                                         September 27, 2006
Xingguo Wang