Form 10QSB/A
period 2006-03-31
CHINA PROPERTIES DEVELOPMENTS INC
filed 2006-10-05
CIK 1174741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

86 29 85257560
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               [ X]  Yes       [   ]    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               [   ]  Yes       [  X ]   No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 2, 2006, the Issuer had 19,010,825 shares of Common Stock issued and outstanding

Transitional Small Business Disclosure Format (Check one):               [   ]      Yes       [X]  No

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION............................................................................................ 2

ITEM 1. FINANCIAL STATEMENTS........................................................................................ 2
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. 22

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

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

Page

Financial Statements:

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Financial Statements	F-4 - F-20

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31,
2006
ASSETS	(Restated)
Current Assets:
Cash	$59,161
Prepaid expenses	13,215
Real Estate Project Cost-Yangming Building (Note 3)	14,068,390
Advance to Officers (Note4)	3,333
Advance to employees (Note 4)	1,121
Loans to related parties (Note 4)	3,334,867

Total current assets	17,480,087

Fixed Assets, net (Note 5)	7,054,266

Long-term Investment (Note 6)	355,680

Other assets
Restricted cash	4,160,882
Security deposit	95,427

Total other assets	4,256,309

Total Assets	$29,146,342
=============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Loans (Note 7)	$5,241,600
Short-term Loans (Note 8)	766,272
Accounts payable and accrued expenses	4,448,699
Notes payable (Note 12)	187,200
Notes payable to a related party (Note 4)	2,770,560
Bank loan interest payable	350,938
Deferred revenue	4,992,638
Taxes payable	194,711
Customer security deposit	1,660
Due to officers	645,837
Due to related parties (Note 5)	1,772,021

Total Current Liabilities	21,372,136

Long-term Liabilities
Mortgage Loans (Note 11)	2,432,638
Long-term Bank Loans (Note 7)	4,355,520

Total Long-term Liabilities	6,788,158

Minority interest	-

Stockholders' Equity:
Common stock, no par value, 100,000,000 shares authorized;
19,010,825 shares issued and outstanding as of June 30, 2006	190,108
Additional Paid-in capital	6,230,281
Accumulated deficit	(5,346,238)
Accumulated comprehensive income	(88,103)

Stockholders' Equity	986,048

Total Liabilities and Stockholders' Equity	$29,146,342
=============

See Notes to Financial Statements

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
	(Restated)	(Restated)

Revenues
Sales of condominium units
and office space in Yangming Building	$1,556,751	$-
Cost of sales	1,229,014	-

Gross Profit	327,737	-

Rental Income	56,828	54,972

Operating Expenses
Sales Taxes	-	349
Selling expenses	8,197	4,141
Depreciation	55,396	43,418
Professional fees	11,820	17,176
Bad debt expense	-	6,143
General and administrative	72,385	80,879

Total Operating Expenses	147,798	152,106

Income (Loss) from Operation	236,767	(97,134)

Other Income (Expense)	-	-

Income (Loss) before provision
for Income Tax	236,767	(97,134)

Provision for Income Tax	-	-

Net Income	236,767	(97,134)

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	(15,936)	-

Comprehensive Income (Loss)	$220,831	$(97,134)
	============	============

Basic and fully diluted earnings (loss) per share	$0.01	$(0.01)
	============	============

Weighted average shares outstanding	17,886,942	17,325,000
	============	============

See Notes to Financial Statements

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
	(Restated)	(Restated)
Operating Activities

Net income (loss)	$236,767	$(97,134)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	55,396	43,418
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	(7,495)	48,327
(Increase) decrease in real estate project cost-Yangming Building	336,045	(995,684)
(Increase) decrease in advance to officers	502,068	(182,850)
(Increase) decrease in advance to employees	(5)	12,746
(Increase) decrease in security deposit	5,588	(6,041)
Increase (decrease) in accounts payable and accrued expenses	(503,204)	(262,175)
Increase (decrease) in taxes payable	96,040	199
Increase (decrease) in bank loan interest payable	166,460	-
Increase (decrease) in deferred revenue	(1,466,010)	1,478,820
Increase (decrease) in customer security deposit	11	-

Net cash provided (used) by operating activities	(578,339)	39,626

Investing Activities

Payments for construction of
25th-27th floors of Yangming	-	(117,696)
Loans to related parties	-	(1,272,004)
Payback of loans to related parties	22,259	-

Net cash (used) by investing activities	22,259	(1,389,700)

Financing Activities

Repayment on Short-term loans	(524,400)	(48,327)
Other short-term loans	22,272	-
Long-term loans	27,920	-
Mortgage loans	-	729,965
Payback of mortgage loans	(10,032)	-
Proceeds from notes	415,760	-
Increase in restricted cash to secure loans	-	(123,428)
Decrease in restricted cash to secure loans	(425,545)	-
Loans from officers	4,141	-
Payback of loans from officers	-	(27,280)
Loans from related parties	486,749	908,714

Net cash provided (used) by financing activities	(3,135)	1,439,644

Increase (decrease) in cash	(559,215)	89,570
Effects of exchange rates on cash	3,505	-
Cash at beginning of period	614,871	171,861

Cash at end of period	$59,161	$261,431
	============	============

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$126,319	$141,673
	============	============
Income taxes	$-	$-
	============	============

See Notes to Financial Statements

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
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
March 31, 2006
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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) and amounted to $3,505 as of March 31, 2006. The balance sheet amounts with the exception of equity at March 31, 2006 were translated at 8.01 RMB to $1.00 USD. The equity accounts were stated at their historical rate. The average translation rate of 8.05 RMB to $1.00 USD for the three months ended March 31, 2006 was applied to income statement accounts.

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
March 31, 2006
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
March 31, 2006
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
March 31, 2006
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
March 31, 2006
(Unaudited)

Note 2- SIGNIFICANT ACCOUNTING POLICIES (continued)

Related Party Transactions

“Advance to officers” and “Advance to employee” are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant accounts and the advances are credited out. Cash flows from these activities are classified into operating activities.  The total advance to officers was $476,810 and $735,157 in the three months ended March 31, 2006 and 2005, respectively. The total advance to employees was $52,548 and $1,027 in the three months ended March 31, 2006 and 2005, respectively.

“Loans to related parties” and “Due to related parties” represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  Cash flows from due from related parties are classified as cash flows from investing activities.  Cash flows from due to related parties are classified as cash flows from financing activities.  The total loans to related parties was $2,893,050 and $2,606,100 in the three months ended March 31, 2006 and 2005, respectively. The total borrowing from related parties was $720,480 and $514,808 in the three months ended March 31,  2006 and 2005, respectively.

“Notes payable to an affiliate” represents notes payable to an affiliate, Shaanxi Ruize Industrial Co., Ltd., which is majority owned and controlled by directors of the Company.  The total borrowing from this related party is $372,270 and $361,896 in the three months ended March 31, 2006 and 2005, respectively.

“Due to officers” are temporally short-term loans from our officers to finance the Company’s operation due to lack of cash resources.  Cash flows from these activities are classified as cash flows from financing activates.  The total borrowing from officers was $767,233 and $745,854 in the six months ended March 31, 2006 and 2005, respectively.

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
March 31, 2006
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

The exchange rate of the US dollar against the RMB was adjusted to 8.11 yuan per US dollar on July 21, 2005.  On March 31, 2006, the exchange rate is US$1.00:RMB8.01.

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
March 31, 2006
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
March 31, 2006
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
March 31, 2006
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

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

Note 3- REAL ESTATE PROJECT COST - YANGMING BUILDING (Restated)

Real estate project in progress - Yangming Building consist of the following:

March 31,
2006

Cost of land usage right	$104,653
Compensation for demolition	440,088
Preconstruction cost	358,237
City engineering fees	82,397
Supporting facilities	373,440
Construction materials	3,987,518
Equipment	602,467
Foundation engineering	2,376,485
Construction cost	9,265,871
Utility	-
Salary and benefit	147,250
Architecture fees	48,647
Supervision expense	250,103
Interest on loan	2,647,704
Close to cost of sales	(4,688,310)
Close to Yangming 26-27 Floors	(1,285,440)
Close to Yangming 25 Floor	(642,720)

$14,068,390
===============

Note 4- RELATED PARTY TRANSACTIONS (Restated)

Advance to officers

Advance to officers consists of the following:
March 31,
Name of officer	2006

Jia, Yongxin	$649
Cheng, Jianhua	625
Wang, Yianming	1,248
Luo, Xiuzhen	437
Zhao, Xiaoguang	374

$3,333
===============

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

Note 4- RELATED PARTY TRANSACTIONS (continued) (Restated)

Advance to employees

Advance to officers consists of the following:
		March 31,
Name of employees	Title	2006

Ma, Guang	Car Driver of CEO	$499
Zhao, Junfang	Car Driver of General Manager	374
Dong, Xiangbo	Car Driver	62
Ju, Junling	Car Driver	62
Wu, Zhenxi	Car Driver	62
Pu, Chao	Secretary	62

		$1,121
		=============

Due from related parties

Due from related parties consists of the following:		March 31,
		2006
Name of related parties

Jiahui Restaurant		$43,258
Xi'an Qi'an Ceramics Factory		217,875
Shaanxi Jiahui (Group) Real Estate Co., Ltd.		2,397,118
Shaanxi Han Tang Trading Ltd.		676,616

		$3,334,867
		=============

Due to related parties

Due to related parties consists of the following:		March 31,
Name of related parties		2006

Shaanxi Lezhan Property
Management Co., Ltd.		$62,857
Shaaxni Ruize Industrial Co., Ltd.		373,827
Shaanxi Han-tang Publishing Co., Ltd.		138,514
Shaanxi Zhengyang Real Estate Co., Ltd.		195,224
Shaanxi Brothers Real Estate Co., Ltd.		326,899
Shaanxi Xinyuan Industrial Co., Ltd.		674,700

		$1,772,021
		=============

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

Note 4- RELATED PARTY TRANSACTIONS (continued) (Restated)

Due to officers

Due to officers consists of the following as of March 31, 2006:

Name of officer	Title	March 31, 2006

Wu, Pingan	CEO	$346,577
Gao, Yian	Assistant to CEO	1,446
Wang, Xianming	General Manager	21,495
Zhang, Yi	Assistant to CEO	205,345
Wu, Xiuying	Assistant to CEO	70,974

		$645,837
		=============

Notes Payable to an Affiliate

Notes payable consist of the following as of March 31, 2006:
	Loan		Monthly
Name of creditor	Amount	Duration	Interest Rate	Collateral

Shaanxi Ruize Industrial Co., Ltd.	$2,271,360	10/13/05-4/13/06	0	Full Amount of Restricted CD
	249,600	11/01/05-05/01/06	0
	249,600	11/15/05-5/15/06	0

	$2,770,560

Note 5- PROPERTY AND EQUIPMENT (Restated)

The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

March 31,
2006

Vehicles	$331,868
Machinery and equipment	487
Office equipment	34,277
Office furniture	68,055
Jiahui Building	5,860,447
25th to 27th Floors of Yangming	1,928,160

8,223,294

Less: Accumulated depreciation	(1,169,028)

Total	$7,054,266
=============

Depreciation expense charged to operations was $55,396 and $43,418 for the three months ended March 31, 2006 and 2005, respectively.

Note 6 - LONG-TERM INVESTMENT

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

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

Note 7- BANK LOANS

Bank loans consist of the following as of March 31, 2006:

Current
	Loan		Monthly
Financial Institutions	Amount	Duration	Interest Rate	Collateral

Tumen Branch of Commercial
Bank	$1,872,000	09/29/05-09/29/06	0.69750%	Yangming Building
Southern Subbranch of Bank of China
	2,995,200	06/15/05-06/15/06	0.68961%	Jiahui Building
Tumen Credit Corp.	374,400	11/04/05-11/04/06	0.79050%	Jiahui Building

	$5,241,600
	===========

Long-term
	Loan		Monthly
Financial Institutions	Amount	Duration	Interest Rate	Collateral

				Basements of yangming (1-3 floors) Floor 4 5 25 26 partially used for guaranty

Dengjiapo Credit Cooperatives	$1,734,720	12/28/05-10/28/08	0.67200%

				Basement of Jiahui Office Building part of Floors 5 13 14 and floors 6 7 for guaranty

Qujiang Credit Cooperatives	2,620,800	12/29/05-12/29/08	0.67200%

	$4,355,520
	===========

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

Note 8- SHORT-TERM LOANS (Restated)

Short-term loans consist of the following as of March 31, 2006:

Current
	Loan		Monthly
Name of Creditor	Amount	Duration	Interest Rate	Collateral
				All are units of Yangming Inter'l Building

Zhai, Yuzhen	$74,880	06/14/05-06/13/06	0.833%	Unit 11-08 Unit 15-11
Niu, Yan	112,320	06/09/05-06/08/06	0.833%	Unit 14-02 Unit 10-08 Unit 09-08
Jin, Aiguo	62,400	06/17/05-06/16/06	0.833%	Unit 09-05 Unit 15-10
Li, Yanping	62,400	08/02/05-08/01/06	1.000%	Unit 16-09 Unit 18-10
Gu, Hong	124,800	03/26/06-03/26/07	1.250%	Unit 14-02; Unit 10-08 Unit 09-08
Li, Mengzhou	62,400	06/17/05-06/16/06	0.833%	Unit 08-05 Unit 11-09 Unit 24-10 Unit 14-03

Che, Chu	17,472	01/18/06-07/18/06	0.000%	None
Yang, Shuzhen	62,400	03/08/06-03/08/07	0.000%	None
Guo, Kaiqiu	124,800	12/20/05-06/30/06	0.000%	None
Wang, Yinming	12,480	12/29/05-03/29/06	0.783%	None
Feng, Chunhua	12,480	12/29/05-03/29/06	0.783%	None
Li, Mengzhou	12,480	12/29/05-03/29/06	0.783%	None
Chen, Jianhui	12,480	12/29/05-03/29/06	0.783%	None
Zhao, Xiaoguang	12,480	12/29/05-03/29/06	0.783%	None

	$766,272
	==========

Loans from Mr. Wang, Yinming, Ms. Feng, Chunhua, Mr. Li, Mengzhou, Mr. Chen, Jianhui, and Mr. Zhao, Xiaoguang were extended from April 12, 2006 to April 12, 2007 on April 12, 2006. The Company paid off all interest, and no penalty was paid for these loans.

Note 9- MORTGAGE LOANS

The Company took out mortgage loans on its construction in progress.  The average interest rate was approximately 4.75%.  The outstanding balance consist of the following as of March 31, 2006:

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

Note 9- MORTGAGE LOANS  (continued)

Mortgage Loans consist of the following:
					Outstanding Balance
	Principle	Duration		Monthly	as of
Collateral	Amount	From	To	Interest Rate	March 31, 2006
All are units of Yangming Inter'l Building

#2707	$51,903	2/19/2004	2/19/2032	0.420%	$50,541
#2702	49,432	2/19/2004	2/19/2019	0.420%	41,483
#2703	48,196	2/19/2004	2/19/2019	0.420%	43,899
#2706	29,659	2/19/2004	2/18/2019	0.420%	26,715
#2710	40,781	2/19/2004	2/19/2019	0.420%	35,693
#2711	51,903	2/19/2004	2/19/2020	0.420%	47,732
#907	42,017	4/21/2005	4/21/2033	0.551%	41,936
#2002	43,253	4/11/2005	4/11/2013	0.551%	39,762
#2708	49,432	2/19/2004	2/19/2014	0.420%	41,483
#2406	24,716	4/26/2005	4/26/2023	0.551%	24,277
#1310	35,838	7/25/2005	7/24/2025	0.459%	35,517
#1207	45,724	2/25/2005	2/24/2030	0.443%	45,188
#2705	50,667	2/19/2004	2/19/2019	0.420%	49,338
#1911	49,432	1/13/2005	1/13/2017	0.443%	46,338
#1808	48,196	1/13/2005	1/13/2024	0.443%	46,885
#701	80,326	1/13/2005	1/13/2032	0.443%	79,494
#2301	86,505	1/13/2005	1/13/2024	0.443%	84,152
#2310	39,545	1/13/2005	1/13/2035	0.443%	39,283
#1501	71,676	1/1/2005	1/1/2031	0.443%	70,827
#1801	49,432	3/14/2005	3/14/2022	0.443%	49,004
#2302	48,196	1/13/2005	1/13/2028	0.443%	47,369
#2309	46,960	1/13/2005	1/13/2035	0.443%	46,649
#2308	34,602	1/1/2005	1/1/2026	0.443%	33,853
#2211	49,432	1/13/2005	1/13/2022	0.443%	47,742
#2303	46,960	1/13/2005	1/13/2035	0.443%	46,649
#2701	80,326	3/14/2005	3/14/2029	0.443%	79,400
#2408	34,602	1/13/2005	1/13/2034	0.443%	34,333
#1807	49,432	1/27/2005	1/13/2031	0.443%	48,767
#2201	85,269	3/14/2005	3/14/2021	0.443%	82,601
#2401	82,798	3/14/2005	3/14/2022	0.443%	80,503
#1508	46,960	1/1/2005	1/1/2013	0.443%	41,695
#2710	40,781	3/14/2005	3/14/2030	0.443%	40,372
#711	46,960	3/14/2005	3/14/2012	0.443%	41,677
#105	173,010	4/21/2005	4/21/2015	0.510%	162,767
#1308	40,781	4/11/2005	4/11/2034	0.551%	40,739
#2404	74,147	4/11/2005	4/11/2027	0.551%	73,451
#2003	39,545	4/11/2005	4/11/2030	0.551%	39,343
#1311	43,253	4/11/2005	4/11/2026	0.551%	42,771
#1309	39,545	4/11/2005	4/11/2021	0.551%	38,607
#1301	74,147	4/11/2005	4/11/2026	0.551%	73,321
#2405	42,017	4/11/2005	4/11/2014	0.551%	39,169
#2407	43,253	4/11/2005	4/11/2020	0.551%	42,068
#1401	74,147	4/11/2005	4/11/2021	0.551%	72,387
#2107	42,017	4/21/2005	4/21/2030	0.551%	41,861
#2704	61,789	2/25/2005	2/24/2030	0.443%	55,888
#1404	72,912	4/11/2005	4/11/2033	0.551%	72,852
#1405	28,423	1/1/2004	12/31/2030	0.4200%	26,259

Total	$2,530,895				$2,432,638
	==========				============

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

Note 10- NOTES PAYABLE (Restated)

Notes payable consist of the following as of March 31, 2006:
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

	$187,200
	==========

Note 11- COMMON STOCK

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

Results of Operations

Revenues were  $1,557,000 for the three months ended March 31, 2006  compared to no revenues  for the three months ended March 31, 2005.  The revenues were due to sales of condominium units and office space in the Yangming building for which there were no comparable revenue items in 2005.

Gross profit, defined as sales less cost of sales, was $328,000 for the three months ended March 31, 2006, compared to no gross profit for the three months ended March 31, 2005.

We also achieved rental income of $57,000 for the three months ended March 31, 2006 compared to rental income of $55,000 for the three months ended March 31, 2005.

Our operating expenses were $148,000 for the three months ended March 31, 2006 compared to operating expenses of $152,000 for the three months ended March 31, 2005.   Operating expense decreased primarily as a result of a decrease in general and administrative for the three months ended March 31, 2006 compared to the prior year period as well as a bad debt expense recognized in the first three months of 2005 for which there was not a comparable item in the first three months of 2006.   General and administrative expenses were $72,000 for the three months ended March 31, 2006 compared to $81,000 for the three months ended March 31, 2005.  We recognized a bad debt expense of $6,000 during the three months ended March 31, 2005 and no bad expense for the three months ended March 31, 2006.

Cost of sales consists of costs such as construction and labor costs.  Cost of sales were $1,229,000 for the three  months ended March 31, 2006 while there were no cost of sales for the three months ended March 31, 2005.

Depreciation is calculated on a straight-line basis over the estimate their estimated useful lives.  The property, plant and equipment used in operations is being depreciated in a Straight Line method over the useful life of the assets.  The percentages applied are: machinery and equipment 20%; vehicles 20%; and, leasehold improvements 20%. Depreciation expense charged to operations was $55,000 the three months ended March 31, 2006 compared to $43,000 for the three months ended March 31, 2005.

We achieved net income of $237,000 for the three months ended March 31, 2006 compared to a net loss of $97,000 for the three months ended March 31, 2005.  This change is primarily due to revenues been achieved in the first three months of 2006 compared to no revenues in the first three months of 2005 and operating expenses having slightly decreased for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

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

Liquidity and Capital Resources

On March 31, 2006, we had a working capital deficit of $3,892,000 and stockholders’ equity of $986,000.  Also, at March 31, 2006, we had cash and cash equivalents of $59,000, total assets of $29,146,000 and total liabilities of $28,160,000.

A substantial portion of our total liabilities consists of short-term and long-term bank loans, other short-term loans and mortgage loans,  At March 31, 2006, we had short-term bank loans of $5,242,000 and other short-term loans of $766,000.  Such short-term bank loans have maturity dates ranging from June 15, 2006 to November 4, 2006.   The other short-term loans have maturity dates ranging from March 29, 2006 to March 26, 2007.  At March 31, 2006, we had long-term bank loans of $4,356,000 and mortgage loans of $2,433,000.  Such long-term bank loans are with two financial institutions and have maturity dates of October 28, 2008 and December 29, 2008.  The mortgage loans (which are obtained by us on our construction in progress) have maturity dates ranging from  March 14, 2012 to January 13, 2035.  Also, at March 31, 2006, we have notes payable to related parties of $2,771,000 which we have classified as current liabilities.

Net cash used by operating activities was $578,000 for the three months ended March 31, 2006, which was primarily the result of net income of $237,000 together with a decrease in real estate project costs in the Yangming building of $336,000, a decrease in advances to officers of $502,000, an increase in bank loan interest payable of $166,000 and an increase in taxes payable of $96,000, offset by decreases in accounts payable and accrued expenses of $503,000 and a decrease in deferred revenue of $1,466,000.

Net cash provided by operating activities was $40,000 for the three months ended March 31, 2005, which was primarily the result of a net loss of $97,000, an increase in real estate project costs in the Yangming building of $996,000, increases in advances to officers of $183,000, a decrease in accounts payable and accrued expenses of $262,000, offset by a decrease in prepaid expenses of $48,000 and an increase in deferred revenue of $1,479,000, together with depreciation of $43,000.

For the three months ended March 31, 2006, we used $3,000 from financing activities, which was primarily the result of proceeds of notes of $416,000 and loans from related parties of $487,000, and other short-term and long-term loans of $50,000, offset by repayment of short term loans of $524,000 and decreases in restricted cash to secure loans of $426,000, compared to $1,440,000 obtained from financing activities for the three months ended March 31, 2005, which was primarily the result of mortgage loans of $730,000 and loans from related parties of $908,000, offset by an increase in restricted cash to secure loans of $123,000.

For the three months ended March 31, 2006, we had net cash by investing activities of $22,000 which was due to payback of loans to related parties of $22,000, compared to $1,390,000 used by investing activities for the three months ended March 31, 2005 which was due to payments for construction of the 25th-27th floors of the Yangming building of $118,000 together with loans to related parties of $1,272,000.

We acknowledge, based on currently proposed plans and assumptions relating to our operations, that our current cash, together with projected cash flows from operations and projected revenues,  may not be sufficient to satisfy our contemplated cash requirements for the next twelve months.

As described above, a substantial portion of our total liabilities consists of short-term and long-term bank loans, other short-term loans and mortgage loans.  Although we believe we are adequately capitalized, based on the risk factors for a company at our stage of development, we acknowledge we may need to raise additional capital within the next twelve months for operations and to service our debt.  In this regard, we expect that we will be able to obtain short-term and long-term loans like we have obtained in the past.  However, there can be no assurance that any such additional funding (including short-term or long-term loans) will be available on favorable terms or at all, or if such loans are obtained, that we will be able to pay back such debt.

Other Information - Certain Relationships and Related Transactions

To date, several related party transactions have taken place.  We believe that  any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been will be on terms no less favorable to us than those reasonably obtainable from third parties.    As of March 31, 2006, there were advances to officers outstanding of $3,000, advances to employees outstanding of $1,000, and loans due from other related parties of $3,335,000.  As of March 31, 2006, there was $1,772,000 due to related parties, $646,000 due to officers and notes payable to a related party of $2,771,000.   Such advances to officers and advance to employees are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant accounts and the advances are credited out.  Loans from and to related parties represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.   Notes payable to a related party represent notes payable to an affiliate, Shaanxi Ruize Industrial Co., Ltd., which is majority owned and controlled by directors of the Company.   Amounts due to officers are temporally short-term loans from our officers to finance the Company’s operation due to lack of cash resources.  The Company leases office and retail space to an affiliate Shaanxi Jiahui Hantang Book Publishing Co., Ltd.  The lease period is from January 1, 2003 to December 31, 2007.  The rent is $192,100 per year and the rent is payable semi-annually.  As of March 31, 2006, the Company is owed $49,608 in rents from the affiliate.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
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

                                                                                    China Properties Developments, Inc.
                                                                                    (Registrant)

Date:  September 27, 2006                                          By:   /s/ Ping’an Wu
                                                                                    Ping’an Wu, President, Chief Exeutive Officer
                                                                                    (Principal Executive Officer)

Date:  September 27, 2006                                          By:   /s/  Shuo (Steven) Lou
                                                                                   Shuo (Steven) Lou, Chief Financial Officer,
                                                                                   Chief Accounting Officer, Executive VP
                                                                                   (Principal Financial Officer)