Form 10QSB/A
period 2006-06-30
CHINA PROPERTIES DEVELOPMENTS INC
filed 2006-10-05
CIK 1174741

____________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A
(Amendment No. 1)

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
CONSOLIDATED BALANCE SHEET
(Unaudited)
June 30,
2006
ASSETS
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
===========

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
===========

See Notes to Financial Statements
4

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Restated)

Revenues
Sales of condominium units
and office space in Yangming Building	$719,021	$-	$2,275,772	$-
Cost of sales	567,648	-	1,796,662	-

Gross Profit	151,373	-	479,110	-

Rental Income	49,812	54,971	106,640	109,943

Operating Expenses
Sales Taxes	-	-	-	349
Selling expenses	2,932	15,001	11,129	19,142
Depreciation	55,684	42,728	111,080	86,146
Professional fees	32,545	(5,698)	44,365	11,478
Bad debt expense	-	170,183	-	176,326
General and administrative	37,939	110,350	110,324	191,229

Total Operating Expenses	129,100	332,564	276,898	484,670

Income (Loss) from Operation	72,085	(277,593)	308,852	(374,727)

Other Income (Expense)	-	604	-	604

Income (Loss) before provision
for Income Tax	72,085	(276,989)	308,852	(374,123)

Provision for Income Tax	-	-	-	-

Net Income	72,085	(276,989)	308,852	(374,123)

Other Comprehensive Income (Loss)
Effects of Foreign Courrency Conversion	2,842	-	(13,094)	-

Comprehensive Income (Loss)	$74,927	$(276,989)	$295,758	$(374,123)
	===========	===========	===========	===========

Basic and fully diluted earnings (loss) per share	$0.00	$(0.02)	$0.02	$(0.02)
	===========	===========	===========	===========

Weighted average shares outstanding	19,010,825	17,325,000	18,448,883	17,325,000
	===========	===========	===========	===========

See Notes to Financial Statements.
5

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	June 30,
	2006	2005
Operating Activities

Net income (loss)	$308,852	$(374,123)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	111,080	86,146
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	(55)	58,596
(Increase) decrease in real estate project cost-Yangming Building	426,700	(2,126,216)
(Increase) decrease in advance to officers	478,895	(202,785)
(Increase) decrease in advance to employees	(76)	(206,862)
(Increase) decrease in security deposit	5,283	(18,727)
Increase (decrease) in accounts payable and accrued expenses	(417,400)	(144,394)
Increase (decrease) in taxes payable	90,697	(59,567)
Increase (decrease) in bank loan interest payable	308,482	-
Increase (decrease) in deferred revenue	(2,106,239)	1,699,940
Increase (decrease) in customer security deposit	14,164	41

Net cash provided (used) by operating activities	(779,617)	(1,287,951)

Investing Activities

Payments for construction of
25th-27th floors of Yangming	-	(252,143)
Loans to related parties	-	(1,013,230)
Payback of loans to realted parties	11,570	-

Net cash (used) by investing activities	11,570	(1,265,373)

Financing Activities

Repayment on Short-term loans	(1,008,400)	(48,327)
Other short-term loans	24,728	-
Long-term loans	41,880	-
Mortgage loans	-	2,017,805
Payback of mortgage loans	(28,476)	-
Payback of notes	(2,542,000)	-
Increase in restricted cach to scure loans	-	(216,351)
Decrease in restricted cach to scure loans	3,042,294	-
Payback of loans to officers	303,363	129,057
Loans from related parties	396,013	850,033

Net cash provided (used) by financing activities	229,402	2,732,217

Increase (decrease) in cash	(538,645)	178,893
Effects of exchange rates on cash	5,207	-
Cash at beginning of period	614,871	171,861

Cash at end of period	$81,433	$350,754
	===========	===========

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$237,965	$275,187
	===========	===========
Income taxes	$-	$-
	===========	===========

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) and amounted to ($85,261) as of June 30, 2006. The balance sheet amounts with the exception of equity at June 30, 2006 were translated at 7.987 RMB to $1.00 USD. The equity accounts were stated at their historical rate. The average translation rate of 8.02 RMB to $1.00 USD for the six months ended June 30, 2006 was applied to income statement accounts.

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

“Notes payable to an affiliate” represents notes payable to an affiliate, Shaanxi Ruize Industrial Co., Ltd., which is majority owned and controlled by directors of the Company. The total borrowing from this ralated party is 0 and 0 in the six months ended June 30, 2006 and 2005, respectively.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Note 3-	REAL ESTATE PROJECT COST - YANGMING BUILDING

	Real estate project in progress - Yangming Building consist of the following:
		June 30,
	Construciton Costs	2006

	Cost of land usage right	$104,989
	Compensation for demolition	441,499
	Preconstruction cost	359,385
	City engineering fees	82,661
	Supporting facilities	374,637
	Construction materials	4,174,699
	Equipment	604,398
	Foundation engineering	2,384,102
	Construction cost	9,295,569
	Salary and benefit	147,722
	Architecture fees	48,803
	Supervision expense	250,905
	Interest on loan	2,890,456
	Close to cost of sales	(5,270,248)
	Close to Yangming 26-27 Floors	(1,289,560)
	Close to Yangming 25 Floor	(644,780)

		$13,955,237
		============

Note 4-	RELATED PARTY TRANSACTIONS

	Advance to officers

	Advance to officers consists of the following:
		June 30,
	Name of officer	2006

	Jia, Yongxin	$651
	Cheng, Jianhua	627
	Wang, Yianming	1,252
	Luo, Xiuzhen	438
	Zhao, Xiaoguang	376
	Xu, Zhiqiang	23,162

		$26,506
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

			$1,681,285
			============

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Note 4-	RELATED PARTY TRANSACTIONS (continued)

	Due to officers

	Due to officers consists of the following:
			June 30,
	Name of officer	Title	2005

	Wu, Pingan	CEO	$347,689
	Lou, Steven	CFO	109,351
	Gao, Yian	Assistant to CEO	1,451
	Wang, Xianming	General Manager	21,564
	Zhang, Yi	Assistant to CEO	206,003
	Wu, Xinan	Assistant to CEO	187,800
	Wu, Xiuying	Assistant to CEO	71,201

			$945,059
			============

Note 5-	PROPERTY AND EQUIPMENT

	The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

			June 30,
			2006

	Vehicles		$332,931
	Machinery and equipment		488
	Office equipment		34,385
	Office furniture		68,273
	Jiahui Building		5,879,231
	25th to 27th Floors of Yangming		1,934,340

			8,249,648

	Less: Accumulated depreciation		(1,228,568)

	Total		$7,021,080
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

Note 7-	BANK LOANS

	Bank loans consist of the following:

	Current
		Loan		Monthly
	Financial Institutions	Amount	Duration	Interest Rate	Collateral

	Tumen Branch of Commercial
	Bank	$1,878,000	09/29/05-09/29/06	0.69750%	Yangming Building
	Southern Subbranch of Bank of China
		2,504,000	05/12/06-05/12/07	0.68961%	Jiahui Building
	Tumen Credit Corp.	375,600	11/04/05-11/04/06	0.66375%	Yangming Building

		$4,757,600
		=========

	Long-term
		Loan		Monthly
	Financial Institutions	Amount	Duration	Interest Rate	Collateral

					Basements of yangming (1-3 floors) Floor 4 5 25 26 partially used for guaranty

	Dengjiapo Credit Cooperatives	$1,740,280	12/28/05-10/28/08	0.67200%

					Basement of Jiahui Office Building part of Floors 5 13 14 and floors 6 7 for guaranty

	Qujiang Credit Cooperatives	2,629,200	12/29/05-12/29/08	0.67200%

		$4,369,480
		=========

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Note 8-	SHORT-TERM LOANS

	Short-term loans consist of the following as of June 30, 2006:

	Current
		Loan		Monthly
	Name of Creditor	Amount	Duration	Interest Rate	Collateral
					All are units of Yangming Inter'l Building

	Zhai, Yuzhen	$75,120	06/14/06-06/13/07	0.833%	Unit 11-08 Unit 15-11
	Niu, Yan	112,680	06/08/06-06/08/07	0.833%	Unit 14-02 Unit 10-08 Unit 09-08
	Jin, Aiguo	62,600	06/16/06-06/16/07	0.833%	Unit 09-05 Unit 15-10
	Li, Yanping	62,600	08/02/05-08/01/06	1.000%	Unit 16-09 Unit 18-10
	Gu, Hong	125,200	03/26/06-03/26/07	1.250%	Unit 14-02; Unit 10-08 Unit 09-08
	Li, Mengzhou	62,600	06/17/06-06/16/07	0.833%	Unit 08-05 Unit 11-09 Unit 24-10 Unit 14-03

	Che, Chu	17,528	06/17/06-06/16/07	0.833%	None
	Yang, Shuzhen	62,600	06/17/06-06/16/07	0.833%	None
	Guo, Kaiqiu	125,200	06/17/06-06/16/07	0.833%	None
	Wang, Yinming	12,520	04/12/06-04/12/07	0.837%	None
	Fang, Chunhua	12,520	04/12/06-04/12/07	0.837%	None
	Li, Mengzhou	12,520	04/12/06-04/12/07	0.837%	None
	Chen, Jianhui	12,520	04/12/06-04/12/07	0.837%	None
	Zhao, Xiaoguang	12,520	04/12/06-04/12/07	0.837%	None

		$768,728
		=========

Note 9-	MORTGAGE LOANS

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

            We also achieved rental income of $50,000 and $107,000 for the three and six months ended June 30, 2006 compared to rental income of $55,000 and $110,000 for the three and six months ended June 30, 2005.

            Our operating expenses were $129,000 and $277,000 for the three and six months ended June 30, 2006 compared to operating expenses of $333,000 and $485,000 for the three and six months ended June 30, 2005.   Operating expense decreased primarily as a result of a decrease in general and administrative for the three and six months ended June 30, 2006 compared to the prior year periods as well as a bad debt expense recognized in the first six months of 2005 for which there was not a comparable item in the first six months of 2006.   General and administrative expenses were $38,000 and $110,000 for the three and six months ended June 30, 2006 compared to $110,000 and $191,000 for the three and six months ended June 30, 2005.  We recognized a bad debt expense of $170,000 and $176,000 during the three and six months ended June 30, 2005 and no bad expense for the three and six months ended June 30, 2006.

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

            We achieved net income of $72,000 for the three months ended June 30, 2006 compared to a net loss of $277,000 for the three months ended June 30, 2005.  For the six months ended June 30, 2006, we had net income of $309,000 compared to a net loss of $374,000 for the six months ended June 30, 2005.  This change is primarily due to revenues been achieved in the first six months of 2006 compared to no revenues in the first six months of 2005 and operating expenses having decreased $208,000 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

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

            A substantial portion of our total liabilities consists of short-term and long-term bank loans, other short-term loans and mortgage loans,  At June 30, 2006, we had short-term bank loans of $4,758,000 and other short-term loans of $769,000.  Such short-term bank loans have maturity dates ranging from June 15, 2006 to November 4, 2006.   The other short-term loans have maturity dates ranging from July 18, 2006 to June 16, 2007.  At June 30, 2006, we had long-term bank loans of $4,369,000 and mortgage loans of $2,414,000.  Such long-term bank loans are with two financial institutions and have maturity dates of October 28, 2008 and December 29, 2008.  The mortgage loans (which are obtained by us on our construction in progress) have maturity dates ranging from  March 14, 2012 to January 13, 2035.

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

            Net cash used by operating activities was $1,288,000 for the six months ended June 30, 2005, which was primarily the result of a net loss of $374,000, an increase in real estate project costs in the Yangming building of $2,126,000, increases in advances to officers of $203,000 and employees of $207,000  and a decrease in accounts payable and accrued expenses of $144,000, offset by an increase in deferred revenue of $1,700,000.

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

Other Information - Certain Relationships and Related Transactions

            To date, several related party transactions have taken place.  We believe that  any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been will be on terms no less favorable to us than those reasonably obtainable from third parties.    As of June 30, 2006, there were advances to officers outstanding of $27,000, advances to employees outstanding of $1,000, and loans due from other related parties of $3,346,000.  As of June 30, 2006, there was $1,681,000 due to related parties and $945,000 due to officers.   Such advances to officers and advance to

employees are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant accounts and the advances are credited out.  Loans from and to related parties represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.   Amounts due to officers are temporally short-term loans from our officers to finance the Company’s operation due to lack of cash resources.

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

            None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

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

                                                                        CHINA PROPERTIES DEVELOPMENTS, INC.
                                                                        (Registrant)

Dated:   September 27, 2006                              By:     /s/ Ping’an Wu
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