Form 10QSB
period 2006-09-30
CHINA PROPERTIES DEVELOPMENTS INC
filed 2006-11-14
CIK 1174741

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-50637

CHINA PROPERTIES DEVELOPMENTS, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Colorado                                                                     84-1595829
(State or Other Jurisdiction                                     (I.R.S. Employer
of Incorporation or                                                        Identification
Organization)                                                                      Number)

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

Common, $.001 par value per share: 19,010,825 outstanding as of October 31, 2006

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
Period Ended September 30, 2006

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

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30,
2006
ASSETS
Current Assets:
Cash	$166,080
Prepaid expenses	117,829
Real Estate Project Cost-Yangming Building (Note 3)	14,251,372
Advance to Officers (Note 4)	111,245
Advance to employees (Note 4)	3,277
Loans to related parties (Note 4)	793,792

Total current assets	15,443,595

Fixed Assets, net (Note 5)	7,042,699

Long-term Investment (Note 6)	360,810

Other assets
Restricted cash	700,853
Security deposit	96,803

Total other assets	797,656

Total Assets	$23,644,760
============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Loans (Note 7)	$379,800
Short-term Loans (Note 8)	949,500
Accounts payable and accrued expenses	4,595,128
Bank loan interest payable	558,129
Deferred revenue	4,204,977
Taxes payable	229,147
Customer security deposit	37,260
Due to officers	909,152
Due to related parties (Note 4)	3,733,437

Total Current Liabilities	15,596,530

Long-term Liabilities
Mortgagement Loans (Note 9)	2,508,143
Long-term Bank Loans (Note 7)	4,418,340

Total Long-term Liabilities	6,926,483

Minority interest	-

Stockholders' Equity:
Common stock, no par value, 100,000,000 shares authorized;
19,010,825 shares issued and outstanding as of September 30, 2006	190,108
Additional Paid-in capital	6,230,281
Accumulated deficit	(5,224,972)
Accumulated comprehensive income	(73,670)

Stockholders' Equity	1,121,747

Total Liabilities and Stockholders' Equity	$23,644,760
============

See Notes to Financial Statements
4

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues
Sales of condominium units
and office space in Yangming Building	$355,923	$-	$2,631,695	$-
Cost of sales	280,991	-	2,077,653	-

Gross Profit	74,932	-	554,042	-

Rental Income	62,874	55,952	169,514	165,546

Operating Expenses
Selling expenses	4,416	3,133	15,545	22,275
Depreciation	56,488	43,238	167,568	129,384
Professional fees	129	8,324	44,494	19,802
General and administrative	27,592	85,337	137,916	265,692

Total Operating Expenses	88,625	140,032	365,523	437,153

Income (Loss) from Operation	49,181	(84,080)	358,033	(271,607)

Other Income (Expense)	-	368	-	972

Income (Loss) before provision
for Income Tax	49,181	(83,712)	358,033	(270,635)

Provision for Income Tax	-	-	-	-

Net Income	49,181	(83,712)	358,033	(270,635)

Other Comprehensive Income (Loss)
Effects of Foreign Currency Conversion	9,963	(72,468)	(1,503)	(72,468)

Comprehensive Income (Loss)	$59,144	$(156,180)	$356,530	$(343,103)
	===========	===========	===========	===========

Basic and fully diluted earnings (loss) per share	$0.00	$(0.01)	$0.02	$(0.02)
	===========	===========	===========	===========

Weighted average shares outstanding	19,010,825	17,325,000	18,636,197	17,325,000
	===========	===========	===========	===========

See Notes to Financial Statements.
5

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
Operating Activities

Net income (loss)	$358,033	$(270,635)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	167,568	129,384
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	(112,109)	72,949
(Increase) decrease in real estate project cost-Yangming Building	52,458	(3,053,945)
(Increase) decrease in advance to officers	394,156	(209,929)
(Increase) decrease in advance to employees	(2,161)	(211,980)
(Increase) decrease in security deposit	4,212	(14,937)
Increase (decrease) in accounts payable and accrued expenses	(356,775)	(38,047)
Increase (decrease) in taxes payable	130,476	(59,442)
Increase (decrease) in bank loan interest payable	373,651	-
Increase (decrease) in deferred revenue	(2,253,671)	2,260,099
Increase (decrease) in customer security deposit	35,611	78

Net cash provided (used) by operating activities	(1,208,551)	(1,396,405)

Investing Activities

Payments for construction of
25th-27th floors of Yangming	-	(361,463)
Loans to related parties	-	(1,213,121)
Payback of loans to related parties	2,563,334	-

Net cash (used) by investing activities	2,563,334	(1,574,584)

Financing Activities

Repayment on Short-term loans	(5,386,200)	117,681
Other short-term loans	205,500	-
Long-term loans	90,740	-
Mortgage loans	-	2,047,948
Payback of mortgage loans	65,473	-
Payback of notes	(2,542,000)	-
Increase in restricted cash to secure loans	-	(250,958)
Decrease in restricted cash to secure loans	3,034,484	-
Loans from officers	267,456	186,987
Loans from related parties	2,448,165	850,092

Net cash provided (used) by financing activities	(1,816,382)	2,951,750

Increase (decrease) in cash	(461,599)	(19,239)
Effects of exchange rates on cash	12,808	(5,759)
Cash at beginning of period	614,871	171,861

Cash at end of period	$166,080	$146,863
	===========	===========

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$388,223	$401,732
	===========	===========
Income taxes	$138,754	$-
	===========	===========

See Notes to Financial Statements.
6

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
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
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) and amounted to ($73,708) as of September 30, 2006. The balance sheet amounts with the exception of equity at September 30, 2006 were translated at 7.899 RMB to $1.00 USD. The equity accounts were stated at their historical rate. The average translation rate of 8.00 RMB to $1.00 USD for the nine months ended September 30, 2006 was applied to income statement accounts.

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

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at September 30, 2006 due to the relatively short-term nature of these instruments.

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
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

Real Estate Projects

The Company currently holds majority interest in following two buildings:

Jiahui Office Building

Jiahui Office Building (“Jiahui Building”) is a commercial office building. We commenced the construction of Jiahui Building in 1998. We ceased major construction in December 1999, finished tenant improvements and held available for occupancy on June 30, 2000. We leased the first to fourth floors to a related party, Hantang Bookstore. We used the 5th floor, west part of 14th floor, 15th floor, and the underground parking garage for our own operations from July 2000 through September 2005 when we moved into Yangming International Tower. We intend to hold these spaces for rental. We classified these spaces as fixed assets and depreciation have been provided since July 1, 2000. The rest of the spaces in Jiahui Building have been sold out in 2002. We refer to the first to fifth floors, west part of 14th floor, 15th floor, and the underground parking garage collectively as "Jiahui Building" in the fixed assests section in the financial statements.

Yangming Inernational Tower

Yangming International Tower (“Yangming”) is a multi-functional building with majority commercial usage. We commenced the construction of Yangming in May 2002 and ceased major construction in October 2005. We moved our offices into the top two floors (26th and 27th floors) and relevant depreciation commenced in November 2005. We orginally planed to rent out the twenty-fifth floor, and later we decieded to use it for our own operation as well. The depreciation of 25th floor also began in November 2005. The twenty-fifth to twenty-seventh floors are classified as fixed assets. We have been selling and will continue to sell the remaining space of Yangming.

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 2-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Real Estate Project Costs

Costs that were directly identifiable with real estate projects and incurred before construction was substantially completed and projects were available for occupancy, were capitalized into project costs, which mainly consist of cost of land usage right, preconstruction costs, construction costs, and capitalized interest costs. Costs subsequent to the completions of construction were expensed as incurred. Capitalized costs were allocated to the portion that the Company uses for its operations and the portion held for sale and rental, based on area method. Costs associated with rental portion and portion using for the Company’s own operations are classified to fixed assets and depreciations commenced when projects changed from nonoperating to operating. Costs associated with portions held for sale remain in project costs unitl relevant spaces are sold, at which, will be classified to cost of sales.

Land Usage Right

All land belongs to the State in PRC. Enterprises and individuals can pay the State a fee to obtain a right to use a piece of land for commercial purpose or residential purpose for a period of 50 years or 70 years, respectively. The right of land usage can be sold, purchased, and exchanged in the market. The Company obtained the right to use the piece of land at which Jiahui Building is located for a period of 50 years, from 1999 to 2045, and the piece of land on which Yangming is located for a period of 70 years from 2003 to 2073. We combine the cost of land usage right to the cost of real estate project, which is depreciated over 40 years, using straight-line method with no residual value.

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
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 2-	SIGNIFICANT ACCOUNTING POLICIES (continued)

	Revenue Recognition

	Revenue from sales of condominium units and office spaces are recognized when relevant units and spaces are available for occupancy and delivered to buyers, using full accrual method. We recognized revenue from sales of condominium units and office spaces in Yangming Building when we began to deliver relevant properties to buyers in October 2005.

	Rental incomes is recognized monthly in accordance with provisions of the leases on a straight-line basis.

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
September 30, 2006
(Unaudited)

Note 2-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Related Party Transactions

“Advance to officers” and “Advance to employee” are advances to officers and employees who are working on projects on behalf of the Company. After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant accounts and the advances are credited out. Cash flows from these activities are classified into operating activities. The total advance to officers was $177,873 and $208,187 in the nine months ended September 30, 2006 and 2005, respectively. The total advance to employees was $2,202 and $481 in the nine months ended September 30, 2006 and 2005, respectively.

“Loans to related parties” and “Due to related parties” represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows from due from related parties are classified as cash flows from investing activities. Cash flows from due to related parties are classified as cash flows from financing activities. The total loans to related parties was $2,586,934 and $1,094,706 in the nine months ended September 30, 2006 and 2005, respectively. The total borrowing from related parties was $8,063,765 and $893,857 in the nine months ended September 30, 2006 and 2005, respectively.

“Notes payable to an affiliate” represents notes payable to an affiliate, Shaanxi Ruize Industrial Co., Ltd., which is majority owned and controlled by directors of the Company. The total borrowing from this related party is 0 and 0 in the nine months ended September 30, 2006 and 2005, respectively.

“Due to officers” are temporally short-term loans from our officers to finance the Company’s operation due to lack of cash resources. Cash flows from these activities are classified as cash flows from financing activities. The total borrowing from officers was $693,201 and $25,446 in the nine months ended September 30, 2006 and 2005, respectively.

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
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
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

The exchange rate of the US dollar against the RMB was adjusted to 8.11 yuan per US dollar on July 21, 2005. On September 30, 2006, the exchange rate is US$1.00:RMB7.899.

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
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
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

	Interim Financial Information

	The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as at September 30, 2006, and 2005, have been included. Readers of these financial statements should note that the interim results for the nine month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 2-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Minority Interest

The Company has accumulated deficit in its operation, no minority interest has been recognized. The Company absorbed the entire accumulated deficit.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities as of September 30, 2006.

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
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
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

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 3-	REAL ESTATE PROJECT COST - YANGMING BUILDING

	Real estate project in progress - Yangming Building consist of the following:
			September 30,
	Construction Costs		2006

	Cost of land usage right		$106,163
	Compensation for demolition		446,436
	Preconstruction cost		363,404
	City engineering fees		85,497
	Supporting facilities		380,092
	Construction materials		4,259,476
	Equipment		611,156
	Foundation engineering		2,410,761
	Construction cost		9,410,671
	Salary and benefit		164,176
	Architecture fees		49,349
	Supervision expense		307,405
	Interest on loan		3,221,314
	Close to cost of sales		(5,608,558)
	Close to Yangming 25-27 Floors		(1,955,970)

			$14,251,372
			============

Note 4-	RELATED PARTY TRANSACTIONS

	Advance to officers

	Advance to officers consists of the following:
			September 30,
	Name of officer	Title	2006

	Mr. Yongxin Jia	Account Manager	$5,722
	Mr. Jianhua Chen	Vice General Manager	1,331
	Mr.Yianming Wang	General Manager	3,545
	Mr. Yi Zhang	Assistant to CEO	2,532
	Ms. Xiuzhen Lou	Vice General Manager	443
	Mr. Xiaoguang Zhao	Vice General Manager	380
	Mr. Zhiqiang Xu	Assistant to CEO	85,392
	Ms. Chunfa Feng	Assistant to CEO	8,862
	Mr. Jincheng Xu	Assistant to CEO	3,038

			$111,245
			============

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 4-	RELATED PARTY TRANSACTIONS (continued)

	Advance to employees

	Advance to employees consists of the following:
			September 30,
	Name of employees	Title	2006

	Mr. Guang Ma	Car Driver of CEO	$506
	Mr. Junfang Zhao	Car Driver of General Manager	608
	Mr. Xiangbo Dong	Car Driver	63
	Mr. Yongxi, Bo	Car Driver	1,266
	Mr. Junling Ju	Car Driver	63
	Mr. Zhenxi Wu	Car Driver	63
	Mr. Chunpeng Tian	Secretary	63
	Mr. Tao Yuan	Secretary	506
	Ms. Man Sun	Secretary	76
	Ms. Chao Pu	Secretary	63

			$3,277
			============

	Due from related parties

	Due from related parties consists of the following:
			September 30,
	Name of related parties		2006

	Jiahui Restaurant		$43,882
	Xi'an Qi'an Ceramics Factory		221,017
	Shaanxi Jiahui (Group) Real Estate Co., Ltd.		528,893

			$793,792
			============

	Due to related parties

	Due to related parties consists of the following:
			September 30,
	Name of related parties		2006

	Shaanxi Lezhan Property
	Management Co., Ltd.		$56,980
	Shaaxni Ruize Industrial Co., Ltd.		397,196
	Shaanxi Han-tang Publishing Co., Ltd.		280,405
	Shaanxi Han-tang Trade Co., Ltd.		1,186,292
	Shaanxi Zhengyang Real Estate Co., Ltd.		198,040
	Shaanxi Brothers Real Estate Co., Ltd.		331,614
	Shaanxi Xinyuan Industrial Co., Ltd.		1,282,910

			$3,733,437
			============

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 4-	RELATED PARTY TRANSACTIONS (continued)

	Due to officers

	Due to officers consists of the following:
			September 30,
	Name of officer	Title	2006

	Mr. Pingan Wu	CEO	$351,576
	Mr. Steven Lou	CFO	136,098
	Ms.Yian Gao	Assistant to CEO	1,467
	Mr.Yianming Wang	General Manager	21,805
	Mr. Yi Zhang	Assistant to CEO	208,306
	Mr. Xinan Wu	Assistant to CEO	189,900

			$909,152
			============

Note 5-	PROPERTY AND EQUIPMENT

	The following is a summary of property, plant and equipment-at cost, less accumulated depreciation:

			September 30,
			2006

	Vehicles		$336,654
	Machinery and equipment		494
	Office equipment		34,773
	Office furniture		69,036
	Jiahui Building		5,944,973
	25th to 27th Floors of Yangming		1,955,970

			8,341,900

	Less: Accumulated depreciation		(1,299,201)

	Total		$7,042,699
			============

	Depreciation expense charged to operations was $167,568 and $129,384 in nine months ended September 30, 2006 and 2005, respectively.

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
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

Note 7-	BANK LOANS

	Bank loans consist of the following as of September 30, 2006:

	Current
		Loan		Monthly
	Financial Institutions	Amount	Duration	Interest Rate	Collateral

	Tumen Credit Corp.	379,800	11/04/05-11/04/06	0.79050%	Yangming Building

	Long-term
		Loan		Monthly
	Financial Institutions	Amount	Duration	Interest Rate	Collateral

					Basements of yangming (1-3 floors) Floor 4 5 25 26 partially used for guaranty

	Dengjiapo Credit Cooperatives	$1,759,740	12/28/05-10/28/08	0.67200%

					Basement of Jiahui Office Building part of Floors 5 13 14 and floors 6 7 for guaranty

	Qujiang Credit Cooperatives	2,658,600	12/29/05-12/29/08	0.67200%

		$4,418,340
		=========

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 8-	SHORT-TERM LOANS

	Short-term loans consist of the following as of June 30, 2006:

	Current
		Loan		Monthly
	Name of Creditor	Amount	Duration	Interest Rate	Collateral
					All are units of Yangming Inter'l Building

	Zhai, Yuzhen	$75,960	06/14/06-06/13/07	0.833%	Unit 11-08 Unit 15-11
	Niu, Yan	113,940	06/08/06-06/08/07	0.833%	Unit 14-02 Unit 10-08 Unit 09-08
	Jin, Aiguo	63,300	06/16/06-06/16/07	0.833%	Unit 09-05 Unit 15-10
	Li, Yanping	63,300	08/02/06-08/01/07	1.000%	Unit 16-09 Unit 18-10
	Gu, Hong	126,600	03/26/06-03/26/07	1.250%	Unit 14-02; Unit 10-08 Unit 09-08
	Li, Mengzhou	63,300	06/17/06-06/16/07	0.833%	Unit 08-05 Unit 11-09 Unit 24-10 Unit 14-03

	Yang, Shuzhen	63,300	06/17/06-06/16/07	0.833%	None
	Guo, Kaiqiu	126,600	06/17/06-06/16/07	0.833%	None
	Zhang, Zheng	189,900	04/05/06-04/05/07	0.000%	None
	Wang, Yinming	12,660	04/12/06-04/12/07	0.837%	None
	Fang, Chunhua	12,660	04/12/06-04/12/07	0.837%	None
	Li, Mengzhou	12,660	04/12/06-04/12/07	0.837%	None
	Chen, Jianhui	12,660	04/12/06-04/12/07	0.837%	None
	Zhao, Xiaoguang	12,660	04/12/06-04/12/07	0.837%	None

		$949,500
		=========

Note 9-	MORTGAGE LOANS

	The Company took out mortgage loans on its construction in progress. The average interest rate was approximately 4.75%. The outstanding balance as of September 30, 2006, consiss of the following:

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Note 9-	MORTGAGE LOANS (continued)

	Mortgage Loans consist of the following:
						Outstanding Balance
		Principle	Duration		Monthly	as of
	Collateral	Amount	From	To	Interest Rate	September 30, 2006
	All are units of Yangming Inter'l Building

	#105	$173,010	4/21/2005	4/21/2015	0.510%	$158,209
	#701	$80,326	1/13/2005	1/13/2032	0.443%	$79,935
	#711	$46,960	3/14/2005	3/14/2012	0.443%	$39,271
	#907	$42,017	4/21/2005	4/21/2033	0.551%	$42,091
	#1207	$45,724	2/25/2005	2/24/2030	0.443%	$26,085
	#1301	$74,147	4/11/2005	4/11/2026	0.551%	$45,377
	#1308	$40,781	4/11/2005	4/11/2034	0.551%	$73,127
	#1309	$39,545	4/11/2005	4/11/2021	0.551%	$40,916
	#1310	$35,838	7/25/2005	7/24/2025	0.459%	$38,184
	#1311	$43,253	4/11/2005	4/11/2026	0.551%	$35,499
	#1401	$74,147	4/11/2005	4/11/2021	0.551%	$42,658
	#1404	$72,912	4/11/2005	4/11/2033	0.551%	$71,596
	#1405	$28,423	1/1/2004	12/31/2030	0.4200%	$73,142
	#1501	$71,676	1/1/2005	1/1/2031	0.443%	$71,172
	#1508	$46,960	1/1/2005	1/1/2013	0.443%	$39,720
	#1801	$49,432	3/14/2005	3/14/2022	0.443%	$49,248
	#1807	$49,432	1/27/2005	1/13/2031	0.443%	$48,968
	#1808	$48,196	1/13/2005	1/13/2024	0.443%	$46,773
	#1911	$49,432	1/13/2005	1/13/2017	0.443%	$45,405
	#2002	$43,253	4/11/2005	4/11/2013	0.551%	$37,813
	#2003	$39,545	4/11/2005	4/11/2030	0.551%	$39,400
	#2107	$42,017	4/21/2005	4/21/2030	0.551%	$41,935
	#2201	$85,269	3/14/2005	3/14/2021	0.443%	$81,983
	#2211	$49,432	1/13/2005	1/13/2022	0.443%	$47,466
	#2301	$86,505	1/13/2005	1/13/2024	0.443%	$83,951
	#2302	$48,196	1/13/2005	1/13/2028	0.443%	$47,483
	#2303	$46,960	1/13/2005	1/13/2035	0.443%	$46,988
	#2308	$34,602	1/1/2005	1/1/2026	0.443%	$33,862
	#2309	$46,960	1/13/2005	1/13/2035	0.443%	$46,988
	#2310	$39,545	1/13/2005	1/13/2035	0.443%	$39,569
	#2401	$82,798	3/14/2005	3/14/2022	0.443%	$80,063
	#2404	$74,147	4/11/2005	4/11/2027	0.551%	$73,343
	#2405	$42,017	4/11/2005	4/11/2014	0.551%	$37,597
	#2406	$24,716	4/26/2005	4/26/2023	0.551%	$24,106
	#2407	$43,253	4/11/2005	4/11/2020	0.551%	$41,508
	#2408	$34,602	1/13/2005	1/13/2034	0.443%	$34,565
	#2701	$80,326	3/14/2005	3/14/2029	0.443%	$79,674
	#2702	$49,432	2/19/2004	2/19/2019	0.420%	$39,996
	#2703	$48,196	2/19/2004	2/19/2019	0.420%	$43,396
	#2704	$61,789	2/25/2005	2/24/2030	0.443%	$53,770
	#2705	$50,667	2/19/2004	2/19/2019	0.420%	$49,662
	#2706	$29,659	2/19/2004	2/18/2019	0.420%	$26,324
	#2707	$51,903	2/19/2004	2/19/2032	0.420%	$50,873
	#2708	$49,432	2/19/2004	2/19/2014	0.420%	$39,996
	#2710	$40,781	2/19/2004	2/19/2019	0.420%	$34,871
	#2710	$40,781	3/14/2005	3/14/2030	0.443%	$40,544
	#2711	$51,903	2/19/2004	2/19/2020	0.420%	$47,314
	JiaHui Building
	the 15th floor	$171,524	7/30/2001	7/30/2010	0.518%	$95,726

	Total	$2,702,419				$2,508,143
		===========				=============

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
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

Results of Operations

          Revenues were $356,000 and $2,632,000 for the three and nine months ended September 30, 2006, compared to no revenues for the three and nine months ended September 30, 2005.  The revenues were due to sales of condominium units and office space in the Yangming building for which there were no comparable revenue items in 2005.

          Gross profit, defined as sales less cost of sales, was $75,000 and $554,000 for the three and nine months ended September 30, 2006, compared to no gross profit for the three and nine months ended September 30, 2005.

          We also achieved rental income of $63,000 and $170,000 for the three and nine months ended September 30, 2006, compared to rental income of $56,000 and $166,000 for the three and nine months ended September 30, 2005.

          Our operating expenses were $89,000 and $366,000 for the three and nine months ended September 30, 2006, compared to operating expenses of $140,000 and $437,000 for the three and nine months ended September 30, 2005.  Operating expense decreased primarily as a result of a decrease in general and administrative for the three and nine months ended September 30, 2006 compared to the prior year periods.   General and administrative expenses were $28,000 and $138,000 for the three and nine months ended September 30, 2006 compared to $85,000 and $266,000 for the three and nine months ended September 30, 2005.

          Depreciation is calculated on a straight-line basis over the estimate their estimated useful lives.  The property, plant and equipment used in operations is being depreciated in a Straight Line method over the useful life of the assets.  The percentages applied are: machinery and equipment 20%; vehicles 20%; and, leasehold improvements 20%.  Depreciation expense charged to operations was $56,000 and $168,000 for the three and nine months ended September 30, 2006 compared to $43,000 and $129,000 for the three and nine months ended September 30, 2005.

          Cost of sales consists of costs such as construction and labor costs.  Cost of sales were $281,000 and $2,078,000 for the three and nine months ended September 30, 2006 while there were no cost of sales for the three and nine months ended September 30, 2005.

          We achieved net income of $49,000 for the three months ended September 30, 2006 compared to net loss of $84,000 for the three months ended September 30, 2005.  For the nine months ended September 30, 2006, we had a net income of $358,000 compared to a net loss of $271,000 for the nine months ended September 30, 2005.  This change is primarily due to revenues been achieved in the three and nine months ended September 30, 2006 compared to no revenues in the first nine months of 2005, and operating expenses having decreased $51,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and having decreased $72,000 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

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

Liquidity and Capital Resources

          On September 30, 2006, we had a working capital deficit of $153,000 and stockholders’ equity of $1,122,000.  Also, at September 30, 2006, we had cash and cash equivalents of $166,000, total assets of $23,645,000 and total liabilities of $22,523,000.

          A substantial portion of our total liabilities consists of short-term and long-term bank loans, other short-term loans and mortgage loans.  At September 30, 2006, we had a short-term bank loan of $380,000 and other short-term loans of $950,000.  Such short-term bank loan has a maturity date of November 4, 2006. The other short-term loans have maturity dates ranging from April 5, 2007 to August 1, 2007.  At September 30, 2006, we had long-term bank loans of $4,418,000 and mortgage loans of $2,508,000.  Such long-term bank loans are with two financial institutions and have maturity dates of October 28, 2008 and December 29, 2008.  The mortgage loans (which are obtained by us on our construction and progress) have maturity dates ranging from March 14, 2012 to January 13, 2035.

          Net cash used by operating activities was $1,209,000 for the nine months ended September 30, 2006, which was primarily the result of net income of $358,000 together with a decrease in real estate project costs in the Yangming building of $52,000, a decrease in advances to officers of $394,000, an increase in bank loan interest payable of $374,000 and an increase in taxes payable of $130,000, offset by decreases in accounts payable and accrued expenses of $357,000, a decrease in deferred revenue of $2,254,000 and a decrease in prepaid expenses of $112,000.

          Net cash used by operating activities was $1,396,000 for the nine months ended September 30, 2005, which was primarily the result of a net loss of $271,000, an increase in real estate project costs in the Yangming building of $3,054,000, increases in advances to officers of $210,000 and employees of $212,000, a decrease in accounts payable and accrued expenses of $38,000 and a decrease in taxes payable of $59,000, offset by an increase in deferred revenue of $2,260,000 and a decrease in prepaid expenses of $73,000.

          For the nine months ended September 30, 2006, net cash used by financing activities was $1,816,000, which was primarily the result of the repayment on short-term loans of $5,386,000 and payback of notes of $2,542,000, offset by other short-term loans of $206,000, long-term loans of $91,000, payback of mortgage loans of $65,000, a decrease in restricted cash to secure loans of $3,034,000, loans from officers of $267,000 and loans from related parties of $2,448,000, compared to $2,952,000 obtained from financing activities for the nine months ended September 30, 2005, which was primarily the result of mortgage loans of $2,048,000 and loans from related parties of $850,000, loans from officers of $187,000 and repayment on short-term loans of $118,000, offset by an increase in restricted cash to secure loans of $251,000.

          For the nine months ended September 30, 2006, we had net cash by investing activities of $2,563,000 which was due to payback of loans to related parties of $2,563,000, compared to $1,575,000 used by investing activities for the nine months ended September 30, 2005 which was due to payments for construction of the 25th-27th floors of the Yangming building of $361,000 together with loans to related parties of $1,213,000.

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

Other Information - Certain Relationships and Related Transactions

          To date, several related party transactions have taken place.  We believe that  any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been will be on terms no less favorable to us than those reasonably obtainable from third parties.    As of September 30, 2006, there were advances to officers outstanding of $111,000, advances to employees outstanding of $3,000, and loans due from other related parties of $794,000.  As of September 30, 2006, there was $3,733,000 due to related parties and $909,000 due to officers.   Such advances to officers and advance to employees are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant accounts and the advances are credited out.  Loans from and to related parties represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.   Amounts due to officers are temporally short-term loans from our officers to finance the Company’s operation due to lack of cash resources.

          The Company leases office and retail space to an affiliate Shaanxi Jiahui Hantang Book Publishing Co., Ltd.  The lease period is from January 1, 2003 to December 31, 2007.  The rent is $192,100 per year and the rent is payable semi-annually.  As of September 30, 2006, the Company is not owed rents from the affiliate.

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

                                                                                            CHINA PROPERTIES DEVELOPMENTS, INC.
                                                                                            (Registrant)

Dated:  November 13, 2006                                                 By:     /s/ Ping’an Wu
                                                                                                      Ping’an Wu, Chief Executive Officer
                                                                                                      (Principal Executive Officer)

Dated:  November 13, 2006                                                 By:     /s/ Shuo (Steven) Lou
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