Form 10KSB
period 2006-12-31
CHINA PROPERTIES DEVELOPMENTS INC
filed 2007-04-17
CIK 1174741

______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50637

CHINA PROPERTIES DEVELOPMENTS, INC.
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
Xi’an, China
(Address of principal executive offices) (zip code)

86 29 85257560
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ]

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B  not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No  [X]

State Issuer’s revenues for its most recent fiscal year:         $4,733,773

As of April 5, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer (15,498,825 shares) was approximately $20,923,000.  The number of shares outstanding of the Common Stock (no par value) of the Issuer as of the close of business on April 5, 2007 was 19,010,825.

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format:   Yes [  ]    No [X]

_____________________________________________________________________________

CHINA PROPERTIES DEVELOPMENTS, INC.

TABLE OF CONTENTS

Forward-Looking Statements

          This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company’s management as well as information currently available to the management.  When used in this document, the words “anticipate”, “believe”, “estimate”, and “expect” and similar expressions, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.  Certain of these risks and uncertainties are discussed in this report under the caption “Uncertainties and Risk Factors” in Part I, Item 1 “Description of Business”.  The Company does not intend to update these forward-looking statements.

PART I

Item 1.     Description of Business.

Introduction

          China Properties Developments, Inc. (“we”, “us”, “our”, the “Company” or “CPD”) was incorporated in the State of Colorado on June 15, 2001 under the name Bangla Property Management, Inc. (“Bangla”).  In October 2005, and pursuant to an Amended and Restated Agreement and Plan of Merger dated August 17, 2005, Bangla acquired Wollaston Industrial Limited (“Wollaston”), the owner of 90.28% equity interests of Xi’an Jiahui Real Estate Co., Ltd (“Jiahui”), by the issuance of 10 million shares of common stock to Wollaston’s shareholders.  Bangla’s name was subsequently changed to China Properties Developments, Inc. to better reflect the business nature of the Company.

          Prior to the acquisition of Wollaston, the principal business of the Company was real estate property management.  Contemporaneously with acquisition of Wollaston, the Company transferred all of the common stock of Bangla Properties Inc., the Company’s then subsidiary which held all of the Company’s assets prior to the acquisition of Wollaston, to Shawn Erickson, the Company’s then President.  As a result of the Wollaston acquisition, we are now primarily engaged in the business of real estate development, including sale and lease of real estate in Xi’an City, Shanxi Province, People’s Republic of China (“PRC”).   Our primary business objective has been to pursue the practice of dividing our completed development projects into discrete units and selling them to third party buyers to generate development income.  In addition, we have and will retain portions of our completed projects to earn recurring leasing income.

          Wollaston was incorporated on April 21, 2004 in the British Virgin Islands.   As mentioned above, Wollaston owns 90.28% of its subsidiary, Jiahui, formed under the Company Law of the People’s Republic of China.  Jiahui is a sino-foreign joint venture company formed on December 17, 1996 by Xi’an Xiangrui Real Estate Co. Ltd (Xiangrui) and American JHL Industrial Limited (JHL) in Xi’an, China.  Since Jiahui is approximately 90% owned by a foreign entity, it is considered as a foreign joint venture company in PRC.

Our Current Projects

          Through our ownership interest in Jiahui, we currently hold a majority interest in following two buildings:

          Jiahui Office Building

          The Jiahui Office Building is a 17 story high-rise office building containing 204,514 square feet of gross area.  The building has 16 floors of offices, multi-level retail centre and an underground parking garage.  The building was completed for occupancy in 2000.  More than 60% of the office space in the building have been sold to date.  We continue to use or lease the remaining space.

          Yangming International Tower

          The Yangming International Tower is a high-end building covering 516,668 sq. ft. The tower has twenty-eight floors of offices, apartments (residential or commercial use), a multi-level shopping centre and a three-level underground parking garage with 108 parking spaces. We commenced the construction of Yangming International

Tower in May 2002 and ceased major construction in October 2005 at which time the building was ready for occupancy.  Unlike other ordinary office/apartment buildings in Xi’an, the Yangming International Tower is protected by a full range of hi-tech security and electronic networking system. Residents, tenants, or clients of this building have access to a multi-function club located on the fifth floor. The facilities in this club include a large conference room, greenhouse, pool room, fitness room, entertainment center, and a game room.  We moved our offices into the top two floors (26th and 27th floors) and relevant depreciation commenced in November 2005.   We orginally planed to rent out the twenty-fifth floor, and later we decided to use it for our own operation as well.  We have been selling and will continue to sell the remaining space of the Yangming Tower.

Our Business Strategies

          Our business strategies include the following aspects:

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

          Become the Landlord of Choice - CPD concentrates on high-quality real estate designed to meet the demands of today’s tenants who require sophisticated telecommunications and related infrastructure and support services, and to manage those facilities so as to become the landlord of choice for both existing and prospective clients.

          Opportunistically Acquire Assets - The Company will seek to acquire assets which increase the Company’s penetration in the markets where it has chosen to concentrate and which exhibit an opportunity to improve or sustain returns through property development.

Yan-Ta Shopping Project

          On February 16, 2006, we entered into a purchase agreement to acquire not less than 90% of the outstanding common stock of Shaanxi Xinyuan Real Estate Co. Ltd. (“Shaanxi”) for 15,000,000 shares of common stock and 15,000,000 shares of Series A Preferred Stock.  Such acquisition has not to date been completed.  Assuming the completion of the acquisition, we will own approximately 90% of Shaanxi.   There can be no assurance that we will complete the acquisition of Shaanxi or that the Yan-Ta Project (as described below) will be completed or, if completed, that it will be a commercial success.

          Shaanxi Xinyuan Real Estate Co. is developing the the Yan-Ta Shopping Plaza and Urban Park Project (the “Yan-Ta Project”) in Xi’an, China.  The Urban Park will occupy an area of approximately 18 acres.  The shopping plaza will be a below street level, 3-story high-end shopping and entertainment complex of nearly 1.2 million square feet.  It would be artistically integrated into the Urban Park.  Listed as one of Xi’an’s Key Projects for 2005/2006, the Yan-Ta Project is one of the most anticipated commercial and urban redevelopment undertakings in recent years.  The Urban Park and Yan-Ta Shopping Plaza will serve as a major leisure and shopping landmark for Xi’an and the Xiaozhai Commercial Area, one of two major commercial areas in Xi’an.

          Designed to complement the unique characteristics of Xi’an’s historic and geographic features, the park will provide space for walking, exercising and large-scale gatherings. The northern part of the park will have an open performance platform; a large fountain will dominate the middle of the expanse; and the southern section will be plant and flower gardens. Fountains and waterfalls with displays operated with advanced technology will be scattered throughout. Well designed lighting will keep the city night alive. This square is expected to be a landmark in Xi’an’s southern area and will be known to as a luxurious place for shopping, work and leisure.

          The Yan-Ta Project is expected to draw tourists visiting Xi’an and residents from primarily three southern districts -- Yan-Ta, Qu-Jiang, and Xi Gao Xin.  There are a total of 9 districts that constitute Xi’an.  The total population of these three districts is estimated to be in the vicinity of 3 million.  As home to numerous institutions of higher learning such as the prestigious Xi’an Jiaotong University, Northwest University of Political Science and Law, Xi’an Music Institute, and Xi’an Arts Institute, Yan-Ta District is known nationally as a cultural and academic center.  There are over 200,000 college students and nearly 10,000 educators who live in or commute into the area.   In 2004 Yan-Ta led all nine districts in attracting foreign investments.

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

Future Projects

          We are actively and aggressively pursuing other real estate opportunities within Xi’an and its surrounding areas.  Currently there are three specific projects that are in various stages of negotiations and planning, in addition to the Yan-Ta Project.

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

          Bali Village

          With a total anticipated investment cost of $43.75 million (RMB 350 million), Bali Village is a project that the Company intends to develop on a land site over which it has a purchase option with the district government.  Bali Village encompasses both sides of Chang’an Road and is situated directly south of the Yan-Ta.  The Bali Village project covers 4.7 acres for residential development with over 1.2 million sq ft of constructed space. The 1,100 unit project will be developed in three phases: each phase will have two freestanding towers with 18 stories. Each tower has two floors of retail space and one floor of underground parking with a capacity for 500 cars.

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

          Xi’an is known for its historical and cultural importance.  It served as the capital city for thirteen dynasties -- Xizhou, Qin, Xihan, Xin, Donghan, Xijin, Qianzhao, Qianqin, Houqin, Xiwei, Beizhou, Sui and Tang.  From the 11th century BC to 9th century AD, Xi’an was the political, economic and cultural centre of China.  Because of its rich, ancient history, Xi’an has become one of the nation’s most important tourist destinations (over 21 million visitors in 2004). Perhaps the most famous tourist attraction in Xi’an is the nearby tomb of Emperor Qin Shi Huang, who in 221 BC united China under a single kingdom.  Near his tomb, archaeologists discovered burial pits with tens of thousands of clay statutes of soldiers and horses (Terra-Cotta Army). Since the discovery in early ‘90s, the site has become a world-famous attraction visited by thousands of visitors each year.

          After the establishment of the People’s Republic of China, Xi’an rapidly became an important city for national defense industries, scientific research and higher education.  Xi’an has been the capital city of Shaanxi Province since 1954 and is now categorized as a sub-provincial city under which there are nine districts including Yanta, Xi Gao Xin, and QuJiang Districts.

          Yet, we believe that the real estate market in Xi’an lags well behind demand. In 2004, demand for commercial and residential space was about 150 million square feet, but only 43 million square feet were constructed or approved by the government. Furthermore, Xi’an expects the real estate industry to continue to grow. In 2004, Xi’an’s demand for commercial and residential space was approximately 150 million sq ft., however, there was only 43 million sq. ft. in supply that were constructed or government approved. Of this 43 million sq ft. supply, residential takes 37 million sq ft. Residential space per person in Xi’an took 108.7 sq ft in 2000 and 121.6 in 2001. It increased only about 12% during 2000-2001. However, the demand for residential space will rise to 161.4 sq ft per person in 2005 by forecast, which means a big jump for Xi’an real estate market, while still well below 219.6 national average forecast for 2005 (national average was 112 in 2000). For commercial space, per person occupies 0.015 sq ft in 2003 in Xi’an, and 7.5 sq ft in Beijing, and 15.5 sq ft in Shanghai (which is 100 times more than in Xi’an). These figures indicate Xi’an’s real estate market has much potential for development and growth.

The Real Estate Industry in China

          China Index Research Institute said that with the recent macroeconomic adjustments and controls made by the government, the annual growth rate of the country’s real estate industry will be no less than 10 percent over the next 15 years. According to the Institute, China’s real estate industry will pass through three stages of development before 2020: the first phase (1993-2000) saw the industry growing at an annual rate of 13 percent; the second phase (2000-2010) is experiencing an annual growth rate of 14 percent; and the third phase (2010-2020) should see an annual growth rate of about 10 percent.

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

PRC Real Estate Laws and Regulations

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

Competition

          We face significant competition from other owners, operators and developers of residential and office properties. Our properties face competition from similar properties in the same markets.  Such competition may affect our ability to attract and retain tenants or buyers and reduce the rates and rents we are able to charge or the purchase prices for individual apartments.  These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lower rates or rent space at lower rental rates than us or in their owners providing greater tenant improvement allowances or other leasing concessions. This combination of circumstances could reduce our revenues.   In addition, the real estate business in China is highly competitive.  We compete with a large number of companies and individuals, and many of them have significantly greater financial and other resources than we have which may make it difficult for us to successfully compete.

Employees

          We currently employ 20 individuals on a full-time basis.  We believe that relations with our employees are good.

Available Information

          We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. You may inspect and copy these reports, proxy statements and other information, as well as the registration statement and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s website at http://www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Uncertainties and Risk Factors

          In addition to other information and financial data set forth elsewhere in this report, the following risk factors should be considered carefully in evaluating the Company.

          Business and Financial Risks

          IF WE ARE UNABLE TO GENERATE SUFFICIENT CASH FROM OPERATIONS OR OTHER SOURCES, WE MAY FIND IT NECESSARY TO CURTAIL OUR DEVELOPMENT ACTIVITIES.  Significant capital resources will be required to fund our development expenditures. Our performance continues to be dependent on future cash flows from real estate sales and rental income, and there can be no assurance that we will generate sufficient cash flow or otherwise obtain sufficient funds from other sources to meet the expected development plans for our properties.

          WE ARE VULNERABLE TO CONCENTRATION RISKS BECAUSE OUR OPERATIONS ARE CURRENTLY ALMOST EXCLUSIVE TO THE XI’AN, PRC MARKET.  Our real estate activities are almost entirely located in Xi’an, China. Because of our geographic concentration and limited number of projects, our operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies.

          OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION ARE GREATLY AFFECTED BY THE PERFORMANCE OF THE REAL ESTATE INDUSTRY.  Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions (both where our properties are located and in areas where our potential customers reside), substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability and changes in demographic conditions.  Real estate markets have historically been subject to strong periodic cycles driven by numerous factors beyond the control of market participants.

          Real estate investments often cannot easily be converted into cash and market values may be adversely affected by these economic circumstances, market fundamentals, competition and demographic conditions. Because of the effect these factors have on real estate values, it is difficult to predict with certainty the level of future sales or sales prices that will be realized for individual assets.

          Our real estate operations are also dependent upon the availability and cost of mortgage financing for potential customers, to the extent they finance their purchases, and for buyers of the potential customers’ existing residences.

          UNFAVORABLE CHANGES IN MARKET AND ECONOMIC CONDITIONS COULD HURT OCCUPANCY OR RENTAL RATES. Market and economic conditions may significantly affect rental rates. Occupancy and rental rates in our market, in turn, may significantly affect our profitability and our ability to satisfy our financial obligations. The risks that may affect conditions in our market include the following:
  the economic climate, which may be adversely impacted by industry slowdowns and other factors;
  local conditions, such as oversupply of office and residential space and the demand for office and residential space;
  the inability or unwillingness of tenants to pay their current rent or rent increases; and
  competition from other available office and residential buildings and changes in market rental rates.

          OUR OPERATIONS ARE SUBJECT TO NATURAL RISKS. Our performance may be adversely affected by weather conditions that delay development or damage property.

          DEPENDENCE ON NATURAL RESOURCES AND CONSTRUCTION MATERIALS IN CHINA.  The major materials of the real estate industry are land and construction materials.  Land supply is strictly controlled by the Chinese government.  The continuing land consumption by the real estate industry in China will make it continually difficult for real estate developers to obtain land which may possibly lead to substantial increase of land price, which will in turn increase the development costs.  In addition, although the costs of some construction materials have declined in recent years, the price of new materials due to the implementation of environmental laws may still increase.  The dependence on land and construction materials makes our operating results unpredictable.

          DEPENDENCE ON KEY EMPLOYEES.  Our operations have been to date, and will continue to be, substantially dependent on the continued services of our executive officers and other key personnel,  who generally have extensive experience in the real estate industry and have been employed by us for substantial  periods of time. The loss of the services of our executive officers and other any key employees, or the failure to attract and retain other qualified and experienced personnel on acceptable terms, could have an adverse effect on our business and results of operations.

          THE PEOPLE’S REPUBLIC OF CHINA’S ECONOMIC POLICIES COULD AFFECT OUR BUSINESS.  Substantially all of our assets are located in the People’s Republic of China and substantially all of our revenue is derived from our operations in The People’s Republic of China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in the People’s Republic of China.

          While the People’s Republic of China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the People’s Republic of China, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

          The economy of the People’s Republic of China has been changing from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in the People’s Republic of China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the People’s Republic of China’s economic growth through the allocation of resources, the control of payment of foreign currency- denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

          PRODUCT STRUCTURE RISK.   Our current products are quality residential and office buildings located mainly in the central district of Xi’an.  The target clients are high income city dwellers.  Due to the change of the real  property market structure in the city, the client group is gradually shifting from high income class to medium income  white-collar workers.  As a result, requirements of clients may change and they may be more sensitive to price.  This may force us to adjust our  development  strategy and our future success  may depend to a large extent on the successful implementation of new strategies.

          BECAUSE REAL ESTATE INVESTMENTS ARE ILLIQUID, WE MAY NOT BE ABLE TO SELL OUR PROPERTY WHEN DESIRED.  Real estate investments such as our properties generally cannot be  sold quickly. We may not be able to sell our property when we desire in response to economic or other conditions.

          LAND AGREEMENTS MAY CONSTRAIN US FROM BEING ABLE TO SELL OUR PROPERTIES AT A TIME WHEN IT WOULD BE IN THE BEST INTEREST OF SHAREHOLDERS TO DO SO.   As is the case throughout China, we do not own the land upon which our properties are located. Rather, the land is subject to various land use permits granted by the Chinese government. Any sale of our property would require prior consent of the government, which may make it difficult or impossible to sell our property at the time we want to do so.

          A DECLINE IN ECONOMIC ACTIVITY IN XI’AN, IN CHINA, OR IN THE FAR EAST IN GENERAL COULD REDUCE OUR REVENUES.  If there is a decline in economic activity in Xi’an, in China, or in the Far East in general, our residential and office building occupancy or rental rates could be reduced, which would reduce our revenues.

          OUR PROPERTIES FACE SIGNIFICANT COMPETITION WHICH COULD REDUCE OUR REVENUES; MANY COMPETITORS ARE LARGER AND FINANCIALLY STRONGER THAN US.  We face significant competition from other owners, operators and developers of residential and office properties. Our properties face competition from similar properties in the same markets.  Such competition may affect our ability to attract and retain tenants or buyers and reduce the rates and rents we are able to charge or the purchase prices for individual apartments.  These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lower rates or rent space at lower rental rates than us or in their owners providing greater tenant improvement allowances or other leasing concessions. This combination of circumstances could reduce our revenues.    In addition, the real estate business in China is highly competitive.  We compete with a large number of companies and individuals, and many of them have significantly greater financial and other resources than we have which may make it difficult for us to successfully compete.

          TENANT DELINQUENCIES, BANKRUPTCIES OR INSOLVENCIES COULD REDUCE OUR REVENUES.  The bankruptcy or insolvency or other failure to pay of our tenants is likely to adversely affect the income produced by our properties. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. It is highly unlikely that a bankrupt or insolvent tenant would pay in full amounts it owes us under a lease. Without regard to the manner in which the lease termination occurs, we are likely to incur additional costs in the form of tenant improvements and leasing commissions in our efforts to lease the space to a new tenant. In these cases, our revenues may be reduced.

          PRODUCT LIABILITY RISKS.  Liability could arise from claims by residents in the buildings developed by us if there is any defect in the buildings or accidents.  To date, we have not experienced any problems associated with claims by residents and purchasers.  Although we carry the conventional insurance coverage for liabilities, no assurance  can be given that it will be adequate  to protect us or that the insurance coverage will continue to be available to us on reasonable terms.

          A TERRORIST ACT COULD REDUCE OUR REVENUES.   Depending upon its magnitude, a terrorist act could severely damage our properties or otherwise cause a loss of tenants or other economic downturn in the Xi’an area, which could reduce our revenues. We do not maintain terrorism insurance for our properties or the resulting business interruption.

          IF RELATIONS BETWEEN THE UNITED STATES AND CHINA WORSEN, INVESTORS MAY BE UNWILLING TO HOLD OR BUY OUR STOCK AND OUR STOCK PRICE MAY DECREASE.  At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could reduce the price of our common stock.

          A LACK OF ADEQUATE REMEDIES AND IMPARTIALITY UNDER THE CHINESE LEGAL SYSTEM MAY MAKE IT IMPOSSIBLE TO ENFORCE THE AGREEMENTS TO WHICH WE ARE A PARTY AND THUS REDUCE OUR REVENUES.  We periodically enter into agreements governed by Chinese law. Our revenues could be reduced if these agreements are not respected. In the event of a dispute, enforcement of these agreements in China could be extremely difficult.  Unlike the United States, China has a civil law system based on written statutes in which judicial decisions have little precedential value. The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, the government’s experience in implementing, interpreting and enforcing these recently enacted laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is uncertain. Furthermore, enforcement of the laws and regulations may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. These uncertainties could limit the protections that are available to us and reduce our revenues.

          IT WILL BE EXTREMELY DIFFICULT TO ACQUIRE JURISDICTION AND ENFORCE LIABILITIES AGAINST OUR OFFICERS, DIRECTORS AND ASSETS BASED IN THE PEOPLE’S REPUBLIC OF CHINA.  Because the Company’s executive officers and directors are Chinese citizens it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or its officers and directors by a stockholder or group of stockholders in the United States. Also, because our assets are located in the People’s Republic of China it would also be extremely difficult to access those assets to satisfy an award entered against it in a United States court.

          Risks Related To Our Common Stock

          WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.  We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

          THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE.  The trading price of our shares has, from time to time, fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth in this report as well as our operating results, financial condition, announcements of innovations or new products by us or our competitors, general conditions in the market place, and other events or factors. Although there are certain registered broker dealers currently make a market in our common stock, we cannot assure you that any of these firms will continue to serve as market makers or have the financial capability to stabilize or support our common stock. A reduction in the number of market makers or the financial capability of any of these market makers could also result in a decrease in the trading volume of and price of our shares. In recent years, broad stock market indices, in general, and the securities of technology companies, in particular, have experienced substantial price fluctuations. Such broad market fluctuations may adversely affect the future trading price of our common stock.

          OUR STOCK PRICE MAY EXPERIENCE VOLATILITY.  The market price of the common stock, which currently is listed in the OTC Bulletin Board, has, in the past, fluctuated over time and may in the future be volatile.  The Company believes that there are a small number of market makers that make a market in the Company’s common stock.  The actions of any of these market makers could substantially impact the volatility of the Company’s common stock.

          POTENTIAL FUTURE SALES PURSUANT TO RULE 144.  Many of the shares of Common Stock presently held by management and others are “restricted securities” as that term is defined in Rule 144, promulgated under the Securities Act.  Under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period, may, under certain circumstances sell within any three-month period a number of shares which does not exceed the greater of 1% of the then outstanding shares of Common Stock, or the average weekly trading volume during the four calendar weeks prior to such sale.  Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the Company and who has satisfied a two-year holding period.  Such holding periods have already been satisfied in many instances.  Therefore, actual sales or the prospect of sales of such shares under Rule 144 in the future may depress the prices of the Company’s securities.

          OUR COMMON STOCK IS A PENNY STOCK. Our Common Stock is classified as a penny stock, which is traded on the OTCBB.  As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock.  In addition, the “penny stock” rules adopted by the Securities and Exchange Commission subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker-dealers.  For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer’s account by obtaining information concerning the customer’s financial situation, investment experience and investment objectives.  The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission’s rules may result in the limitation of the number of potential purchasers of the shares of the Common Stock.  In addition, the additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market of the Company’s Common Stock.

          LIMITATIONS OF THE OTCBB CAN HINDER COMPLETION OF TRADES.  Trades and quotations on the OTCBB involve a manual process that may delay order processing. Price fluctuations during a delay can result in the failure of a limit order to execute or cause execution of a market order at a price significantly different from the price prevailing when an order was entered.  Consequently, one may be unable to trade in the Company’s Common Stock at optimum prices.

          THE OTCBB IS VULNERABLE TO MARKET FRAUD.   OTCBB securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTCBB reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

          INCREASED DEALER COMPENSATION COULD ADVERSELY AFFECT STOCK PRICE.  OTCBB dealers’ spreads (the difference between the bid and ask prices) may be large, causing higher purchase prices and less sale proceeds for investors.

          Except as required by the Federal Securities Law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or for any other reason.

Item 2.     Description of Property.

          Since November 2005, we have maintained our executive offices on the top two floors (26th and 27th floors) of the Yangming International Tower (Yangming), which is owned by Jiahui, our 90.28% subsidiary.   The building is located at 89 Chang’an Middle Road, Xi’an, China.  Management believes that the current space is adequate for our needs for the foreseeable future.

Item 3.     Legal Proceedings.

          There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 4.     Submission of Matters to a Vote of Security Holders.

          No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and
                 Small Business Issuer Purchases of Equity Securities.

Market Information

          The Company’s Common Stock is presently being traded in the over-the-counter market under the symbol “CPDV” and is listed on the OTC Bulletin Board.  For the periods indicated, the following table sets forth the high and low sales prices per share of our common stock.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.   During 2005, there were only four days during the year in which trades were reported.

Year ended December 31, 2005:	High	Low

Jan. 1, 2005 to March 31, 2005	None	None
April l, 2005 to June 30, 2005	$0.10	$0.10
July 1, 2005 to Sept. 30, 2005	None	None
Oct. 1, 2005 to Dec. 31, 2005	$1.05	$1.05

Year ended December 31, 2006:	High	Low

Jan. 1, 2006 to March 31, 2006	$2.00	$0.50
April l, 2006 to June 30, 2006	$1.21	$0.91
July 1, 2006 to Sept. 30, 2006	$1.03	$0.57
Oct. 1, 2006 to Dec. 31, 2006	$1.00	$0.67

Holders

          As of April 5, 2007, there were approximately 40 stockholders of record of the Company’s Common Stock.  This does not reflect persons or entities that hold their stock in nominee or “street name”.

Dividends

          We have not declared any dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use earnings, if any, to generate growth. The payment by us of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Recent Sales of Unregistered Securities

          We sold the following equity securities during the fiscal year ended December 31, 2006 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

          On March 10, 2006, the Company entered into debt conversion agreements with two lenders, Dongguan Plastic Cement Factory, Ltd. and Shaanxi Ruize Industrial Co., whereby such lenders agreed to convert their debt of an aggregate of $3,371,650 into shares of common stock of the Company at a rate of $2.00 per share.  As a result, the Company issued a total of 1,685,825 shares in conversion of such debt.   These securities were issued in reliance upon exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6.     Management’s Discussion and Analysis or Plan of Operation.

          The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto appearing elsewhere in this report and is qualified in its entirety by the foregoing.

Executive Overview

          China Properties Developments, Inc. (“we”, “us”, “our” or the “Company) was incorporated in the State of Colorado on June 15, 2001 under the name Bangla Property Management, Inc. (“Bangla”).  In October 2005, and pursuant to an Amended and Restated Agreement and Plan of Merger dated August 17, 2005, Bangla acquired Wollaston Industrial Limited (“Wollaston”), the owner of 90.28% equity interests of Xi’an Jiahui Real Estate Co., Ltd (“Jiahui”), by the issuance of 10 million shares of common stock to Wollaston’s shareholders.  Bangla’s name was subsequently changed to China Properties Developments, Inc. to better reflect the business nature of the Company.

          Prior to the acquisition of Wollaston, the principal business of the Company was real estate property management.  Contemporaneously with acquisition of Wollaston, the Company transferred all of the common stock of Bangla Properties Inc., the Company’s then subsidiary which held all of the Company’s assets prior to the acquisition of Wollaston, to Shawn Erickson, the Company’s then President.  As a result of the Wollaston acquisition, we are now primarily engaged in the business of real estate development, including sale and lease of real estate in Xi’an City, Shanxi Province, People’s Republic of China (“PRC”).   Our primary business objective has been to pursue the practice of dividing our completed development projects into discrete units and selling them to third party buyers to generate development income.  In addition, we have and will retain portions of our completed projects to earn recurring leasing income.

          Wollaston was incorporated on April 21, 2004 in the British Virgin Islands.   As mentioned above, Wollaston owns 90.28% of its subsidiary, Jiahui, formed under the Company Law of the People’s Republic of China.  Jiahui is a sino-foreign joint venture company formed on December 17, 1996 by Xi’an Xiangrui Real Estate Co. Ltd (Xiangrui) and American JHL Industrial Limited (JHL) in Xi’an, China.  Since Jiahui is approximately 90% owned by a foreign entity, it is considered as a foreign joint venture company in PRC.

Results of Operations

          Revenues were $4,734,000 for the year ended December 31, 2006, compared to revenues of $4,510,000  for the year ended December 31, 2005.  The revenues in both years were primarily due to sales of condominium units and office space in the Yangming building.

          Gross profit, defined as sales less cost of sales, was $1,440,000 for the year ended December 31, 2006, compared to gross profit of $1,128,000 for the year ended December 31, 2005.   Cost of sales consists of costs such as construction and labor costs.  Cost of sales were $3,294,000 for 2006 compared to $3,383,000 for 2005.

          We also achieved rental income of $314,000 for the year ended December 31, 2006, compared to rental income of $219,000 for the year ended December 31, 2005.

          Our operating expenses were $1,346,000 for 2006 compared to operating expenses of $927,000 for 2005.  Operating expense increased primarily as a result of an increase in bad debt expense, an increase in legal and professional fees and an increase in other general and administrative expenses.  Depreciation expense charged to operations was $224,000 for the year ended December 31, 2006 and $177,000 for the year ended December 31, 2005.

          We incurred a comprehensive loss of $210,000 for the year ended December 31, 2006 compared to comprehensive income of $348,000 for the year ended December 31, 2005.  Although revenues were relatively similar in 2006 compared to 2005, the loss in 2006 is primarily due late delivery penalties of $451,000 we incurred in 2006 and interest expenses incurred in 2006 of $181,000.  There were no comparable items charged to income in 2005.

Operations Outlook

          During the next twelve months, we intend to continue to make efforts to sell and lease the remaining spaces of Yangming International Tower.   In addition, on February 16, 2006, we entered into a purchase agreement to acquire not less than 90% of the outstanding common stock of Shaanxi Xinyuan Real Estate Co. Ltd. (“Shaanxi”) for 15,000,000 shares of common stock and 15,000,000 shares of Series A Preferred Stock.  Such acquisition has not to date been completed.  Assuming the completion of the acquisition, we will own approximately 90% of Shaanxi.   Shaanxi Xinyuan Real Estate Co. is developing the the Yan-Ta Shopping Plaza and Urban Park Project (the “Yan-Ta Project”) in Xi’an, China.  We are also actively and aggressively pursuing other real estate opportunities within Xi’an and its surrounding areas.  Currently there are three specific projects that are in various stages of negotiations and planning, in addition to the Yan-Ta Project.  There can be no assurance that we will complete the acquisition of Shaanxi or any of these others projects or that the Yan-Ta Project as well as well as these other possible projects will be completed or, if completed, that any of them will be a commercial success.

          We cannot predict with certainty what revenues we can expect during the next twelve months, although  we believe that we probably will have enough revenue, when added to our cash on hand, to pay our operating expenses, including our debt service, for the next twelve months.  However, significant capital resources will be required to fund our development expenditures.  Since our performance continues to be dependent on future cash flows from real estate sales and rental income, there can be no assurance that we will generate sufficient cash flow or otherwise obtain sufficient funds from other sources to meet the expected development plans for our properties.  We anticipate that we will seek to raise additional capital to expand our operations, although we cannot guarantee that we will be able to raise that capital on terms acceptable to us or at all.

Liquidity and Capital Resources

          On December 31, 2006, we had a working capital deficit of $5,882,000 and stockholders’ equity of $782,000.  Also, at December 31, 2006, we had cash of $57,000, total assets of $28,146,000 and total liabilities of $27,365,000.   On December 31, 2005, we had a working capital deficit of $3,845,000 and stockholders’ deficit of $2,623,000.  Also, at December 31, 2005, we had cash of $615,000, total assets of $30,188,000 and total liabilities of $29,445,000.

          A substantial portion of our total liabilities consists of short-term and long-term bank loans, other short-term loans and mortgage loans.  At December 31, 2006, we had short-term bank loans of $256,000 and other short-term loans of $385,000. At December 31, 2006, we had long-term debt consisting of notes payable and mortgages payable.  Such notes payable are with two entities which have maturity dates of October 28, 2008 and December 29, 2008.  The mortgages payable relate to 47 mortgages against 47 units in the Yangming International Tower.  At December 31, 2006, the principal of each mortgage range from a low of $26,390 to a high of $165,000.  These mortgages have minimum payments due and are usually paid off when the units are sold.  The average mortgages interest is 4.72% per annum, and vary in term from 6 to 28 years.

          Net cash used by operating activities was $2,257,000 for the year ended December 31, 2006, which was primarily the result of a net loss of $124,000, together with a decrease in accounts payable and accrued expenses of $852,000 and a decrease in deferred revenue of $3,742,000, offset by a decrease in real estate project costs in the Yangming Building of $1,217,000, a decrease in other current assets of $392,000 and an increase in other current liabilities of $638,000.  Net cash used by operating activities was $2,074,000 for the year ended December 31, 2005, which was primarily the result of an increase in real estate project cost in the Yangming Building of $4,219,000, an increase in other current assets $419,000 and a decrease in deferred revenue of $1,640,000, offset by net income reported for the period of $420,000, together with an increase in other current liabilities of $218,000.

          For the year ended December 31, 2006, we had net cash by investing activities of $1,960,000 which was due to pay back of loans to related parties of $2,163,000 offset by the purchase of fixed assets of $203,000, compared to net cash used by investing activities of $3,367,000 which was due to loans to related parties of $2,885,000 and payments for construction of the 25-27th floors of the Yangming Building of $500,000.

          For the year ended December 31, 2006, net cash used by financing activities was $205,000, which was primarily the result of the repayment on short-term bank loans of $5,510,000, repayment of other short-term loans of $359,000 and repayment of other short-term notes of $186,000, together with an increase in restricted cash to secure loans of $2,103,000 and repayment on loans to officers of $247,000, offset by loans from related parties of $5,191,000 and mortgage loans of $147,000.

          For the year ended December 31, 2005, we had net cash from financing activities of $5,879,000, which was primarily the result of proceeds from short-term loans of $744,000, proceeds from long-term loans of $4,328,000 and mortgage loans of $2,067,000, together with proceeds from notes payable of $2,542,000, offset by an increase in restricted cash to secure loans of $2,795,000.

          As mentioned above, we believe that we probably will have enough revenue, when added to our cash on hand, to pay our operating expenses for the next twelve months.  However, significant capital resources will be required to fund our development expenditures.  We anticipate that we will seek to raise additional capital to expand our operations, although we cannot guarantee that we will be able to raise that capital on terms acceptable to us or at all.

Other Information - Certain Relationships and Related Transactions

          To date, several related party transactions have taken place.  We believe that  any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been will be on terms no less favorable to us than those reasonably obtainable from third parties.    As of December 31, 2006, there were advances to officers outstanding of $117,000, advances to employees outstanding of $3,600, and loans due from other related parties of $1,194,000.  As of December 31, 2006,  there was $6,476,000 due to related parties and $395,000 due to officers.   Such advances to officers and advance to employees are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant accounts and the advances are credited out.  Loans from and to related parties represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.   Amounts due to officers are temporally short-term loans from our officers to finance the Company’s operation due to lack of cash resources.

          At December 31, 2006, there is a note due of $5,128,000 to an affiliate, Shaanxi Ruize Industrial Co., Ltd., which is majority owned and controlled by directors of the Company.  The balance owed bears no interest, is due on demand, and secured by restricted cash.

          We lease office and retail space to an affiliate, Shaanxi Jiahui Hantang Book Publishing Co., Ltd.,  which  is  majority  owned  and  controlled  by directors  of  the  Company.   The  lease  period  is  from January 1, 2003

to December 31, 2007.  The rent is $199,650 (based upon the average exchange rate of the RMB for 2006) per year and the rent is payable semi-annually.

          We lease  the  25th  floor  of  the  Yangming  Building  to  a  related  party,  Yangming  Soho Commercial Flat, which is majority owned and controlled by directors of the Company.   There is no lease and no rental income has been corrected from this related party.  The Company estimates that annual rent, using current rental values, would be approximately $60,400 (based upon the average exchange rate of the RMB for 2006).

          In December 2006, we sold four apartment units to officers.  The revenue generated from these sales was approximately $282,400.  The sales price for each unit was derived from the market value of similar properties, and is therefore considered by the Company to be transactions conducted at arms-length prices.

Recent Accounting Pronouncements

          The following is disclosure regarding recent accounting pronouncements and their effect or potential effect on the Company’s financial statements.

          In  May 2006,  the  Financial  Accounting Standards  Board  ("FASB")  issued FASB Statement  No.  154 “Accounting Changes and Error Corrections –a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  This statement replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim  Financial  Statements”,  and  changes  the  requirements  for  the  accounting for  and  reporting  of  a  change  in accounting  principle.    It  applies  to  all  voluntary changes  in  accounting  principle  and  to  changes  required  by an accounting  pronouncement   which   does   not   include  specific  transition   provisions.  FASB No. 154 requires retrospective  application  to  prior  periods'  financial  statements  of  changes  in  accounting  principle,  unless  it  is impracticable to determine either the period-specific effects or the cumulative effect of the change.

          When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statements requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding  adjustment  be  made  to  the  opening  balance  of  retained  earnings  for  that  period  rather  than  being reported in an income statement.  When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date applicable.   We adopted this Statement and retrospectively restated our results of operation, financial position, and statement of cash flows in 2005.

          In  December  2006,  the  FASB  issued  SFAS  No.  123R  “Share-Based  Payment.”  This  Standard  addresses  the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the  company or  (b)  liabilities that  are  based  on  the  fair  value of  the  company's  equity instruments  or  that  may be settled  by the  issuance of such equity instruments.  This  Standard eliminates  the  ability to account  for  share-based compensation  transactions  using  Accounting  Principles  Board  Opinion  No.  25,  “Accounting  for  Stock  Issued  to Employees,” and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2006.  The adoption of the statement had no impact on the Company's results of operation or financial position.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both  Liabilities  and  Equity.”     SFAS  No.  150  clarifies  the  accounting  for  certain  financial  instruments  with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.   Previously, many of those financial instruments were classified as equity.   SFAS No. 150 is effective  for  financial  instruments  entered  into or  modified  after  May 31,  2003,  and  otherwise  is  effective  at  the beginning of the first interim period beginning after June 15, 2003.  The adoption of the provisions of SFAS No. 150 did not have a material effect on the Company's financial position.

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging  Activities.”     This  statement  amends  and  clarifies  financial  accounting  and   reporting  for   derivative instruments,  including certain derivative  instruments  embedded  in other  contracts  and for  hedging activities  under FASB  Statement  No.  133,  “Accounting  for  Derivative  Instruments  and  Hedging

Activities.”    This  Statement  is effective  for  contracts entered into or  modified  after June 30,  2003, and for  hedging relationships  designated after June 30, 2003.  Management believes that this statement did not have a material impact on the Company's results of operations or financial position.

          In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities.   In December 2003, the FASB  issued  FIN  No.  46  (Revised)  (“FIN  46-R”)  to  address  certain  FIN  46  implementation  issues.     This interpretation  requires  that  the  assets,  liabilities,  and  results  of  activities  of  a  Variable  Interest  Entity  (“VIE”)  be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE.   FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders.

          For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending  after  December  15,  2003.     For  all  entities  that  were  acquired  subsequent  to  January  31,  2003,  this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of FIN 46 did not have a material impact on the Company’s results of operations or financial position.

Off-Balance Sheet Arrangements

          The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

Item 7.     Financial Statements.

          See the Financial Statements annexed to this report.

Item 8.     Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.

          (a)    Effective as of March 14, 2007, we dismissed Kempisty & Company, Certified Public Accountants, P.C. (“Kempisty & Company”), as the principal independent accountants of the Company.

          For the past two fiscal years, the reports of the former independent accountants, Kempisty & Company, contained no adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles.

          During our two most recent fiscal years and any subsequent interim period preceding the date hereof, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants would have caused it to make reference to the subject matter of the disagreements in connection with its report.

          During our two most recent fiscal years and any subsequent interim period preceding the date hereof, there were no reportable events (as described in paragraph 304(a)(1)(iv)(B) of Regulation S-B).

          (b)     Effective as of March 14, 2007, we engaged The Hanlin Moss Group, P.S., 1411 Fourth Avenue, Suite 410, Seattle, Washington 98101, as our principal independent accountants to audit the financial statements of the Company.  The change in the Company’s independent accountants was approved by the Company’s Board of Directors.

          During the Company’s two most recent fiscal years, and any subsequent period prior to engaging  The Hanlin Moss Group, P.S., neither the Company nor, to the best of the Company’s knowledge, anyone acting on the Company’s behalf, consulted The Hanlin Moss Group, P.S. regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was subject of a disagreement with the former accountant or a reportable event (as described in paragraph 304(a)(1)(iv) of Regulation S-B).

Item 8A.     Controls and Procedures.

          Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          Subsequent to December 31, 2005, and under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005, and based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, these disclosure controls and procedures were not effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There were several material adjustments proposed by the Company’s auditors primarily resulting from comments received from the staff of the Securities and Exchange Commission.  During 2006, we began the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff.  These deficiencies were disclosed to our Board of Directors. We believe that this effort during 2006 was sufficient to fully remedy these deficiencies and we are continuing our efforts to further improve and strengthen our control processes and procedures.  Our Chief Financial Officer and directors has and will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

          There have been no changes in internal control over financial reporting that occurred during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 8B.     Other Information.

          Not applicable.

PART III

Item 9.     Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;
                 Compliance with Section 16(a) of the Exchange Act.

          Set forth below are our present directors and executive officers.  Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers.  There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.  Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.  Officers serve at the discretion of the Board of Directors.

                                                                 Present Position                                       Has Served as
Name                                 Age               and Offices                                                Director Since

Ping’an Wu                          49                 Chairman, Chief Executive Officer                2005
                                                                 President, Director

Shuo (Steven) Lou               45                  Chief Financial Officer,                                2005
                                                                  Chief Accounting Officer,
                                                                  Executive Vice President, Director

Yingming Wang                   43                   Chief Operating Officer,                              2005
                                                                  Vice President, Director

Xingguo Wang                    41                    Director                                                     2005

Mingchuan Ren                   46                    Director                                                     2006

Qianfei Yuan                       41                    Director                                                     2006

          PING’AN WU was born in January, 1958 in Shaanxi Province of China. He is United States permanent resident.  He was a manager at Chunlin No.5 Brick Factory in Xi’an from 1984-1987. He was the founder of Xi’an Qi An Advanced Ceramic Ornament Materials Co., Ltd., a ceramic factory and served as the CEO from 1987-1990. He founded Xi’an Qi An Group Company and serviced as the CEO from 1990-1997. He founded Shaanxi Jiahui Group in 1997 and has been the Chairman of China Properties Developments Inc. through present. Mr. Wu is a Certified Economist in China.  Mr. Wu and his family have a home in Washington State and his children attend the University of Washington.

          SHUO (STEVEN) LOU was born in October, 1961 in Hangzhou, China, and is currently a citizen of the United States of America. He received an MBA in Management Information System from North Carolina State University, North Carolina, USA and an MA in Economics and Statistics from Xiamen University, Xiamen, China. He also received a BSc in Mathematics from Zhejiang Normal University. He worked as a financial analyst at the Bank of China’s Hangzhou Branch from 1983-1984. He then worked as a financial analyst at the Central Bank of China’s Hangzhou Branch from 1984-1985. He taught business classes at Hangzhou University, School of Business and Economics from 1988-1990. He was an executive at Shuka Industrial, Inc. in New Jersey from 1994-1996. He worked at Wachovia Securities, Inc. (f.k.a. Prudential Securities, Inc.) in Seattle, Washington, as a financial advisor & quantum portfolio manager from 1997-2004. He has been a Director and the Chief Financial Officer of China Properties Developments Inc. from 2004 through present.

          YINGMING WANG was born in July, 1963 in Gansu Province, China. He received an LL.B from Northwest University, School of Politics Science and Law in Xi’an, China. He then worked at the same university as an instructor in law from 1987 to 1993. He worked with Shaanxi Province Legal Department as a legal counsel from 1993 to 1997. He has been the Chief Operating Officer of China Properties Developments Inc. from November 1997. He has been a Director of China Properties Developments Inc. from 2004 through present.

          XINGGUO WANG was born in February 1965 in Shandong Province, China and he is currently a US citizen. He received an MA in International Economics from Nan Kai University, Tianjing, China. He worked at Zhejiang Securities Co., Ltd as a deputy general manager of the investment banking department from 1992-1994. He worked with Ameda C. G Inc as a vice-president from 1994-1996. He was the president of Great Ocean International Ltd from 1996 to 2000.  He was the Vice President of Waitex International Ltd from 2000-2002. He was the Vice President of Bright Orient (Holding) Ltd. July 2003 to present. He has been a Director of China Properties Developments Inc. from 2004 through present.

          MINGCHUAN REN is currently Honorary Professor at both Norwegian School of Management (BI) (since 2006) and at the School of Business, HongKong Unversity (since July 2001).  Mr. Ren is also currently Associate Professor with the Department of Accounting and Finance, at Fudan University, Shainghai, China. Mr. Ren has held this position since Octover 2000. Previously Mr. Ren, from March 2004 to May 2004, was International Faculty Fellow at Sloan School, Massachusetts Institute of Technology (MIT, US) and from January 2002 to June 2002, he was International Faculty Fellow.  From November 1992 to December 1993, Mr. Ren was Visiting Scholar, Dept. of

Accounting and Finance, Hull University (Sponsored by a scholarship from Zhejiang University).  From August 1988 to September 1992, Mr. Ren was a lecturer and course leader for the Accounting, Dept. of Management, Zhejiang University of Technology and from August 1982 to August 1985, he was assistant lecturer.  Mr. Ren, who resides in Shanghai, China, was a participant in the August 2006 Program in Case Method and Participant-Centered Learning, at Harvard Business School, Harvard University (US).  Mr. Ren earned his Ph.D in accounting, Dept. of Accounting and Finance, from Hull University (UK) in December 1994. Mr. Ren’s Ph.D was sponsored by the British award for overseas research students; Edward scholarship of Leeds University; and the departmental scholarship of Hull University. From September 1985 to July 1988, Mr. Ren attended Xiamen University and completed his MA in accounting, Dept. of Accountancy.  In July 1982 Mr. Ren received his BA in accounting from the Dept. of Accounting and Finance, Anhui Institute of Finance & Trade.

          QIANFEI YUAN is currently (since April 2003) Manager of Corporation Administration, at the Shenzhen Airport Industry Corporation Co., Ltd., Shenzhen, Guangdong.  From August 2001 to April 2003, Mr. Yuan was President of Shanghai Chengfei Aerospace Equipment Co., Ltd., Shanghai.  From May 2001 to August 2001, Mr. Yuan was Manager of Statistics at China Petrol Airport Co., Ltd. Shenzhen Branch Shenzhen, Guangdong.  From June 2000 to April 2001, Mr. Yuan was Manager of Assets Management at Shenzhen Airport Industry Corporation Co., Ltd., Shenzhen, Guangdong.  From June 1999 to May 2000 Mr. Yuan was Manager of Accounting Department at Shenzhen Chengxiang Industrial Co. Ltd., Shenzhen, Guangdong.  Mr Yuan was employed as Deputy Manager of Accounting Department, from January 1997 to May 1999 at Shenzhen Airport Industry Corporation Co., Ltd. Shenzhen, Guangdong.  Mr. Yuan was Deputy Manager of Auditing Department from October 1996 to January 1997 at Shenzhen Airport Industry Corporation Co., Ltd., Shenzhen, Guangdong.  Previously, Mr. Yuan was Lecturer of Management Department, from July 1988 to October 1996 at Zhejiang University, Business Administration College, Hangzhou, Zhejiang.  Mr. Yuan resides in Shenzhen, Guangdong, China. He received his MA in Statistics, Economics from the Xiamen University, Xiamen, Fujian Province in 1988.  In 1985, Mr. Yuan received his BSc in Mechanics from the Nanchang University, Nanchang, Jiangxi Province.

          None of the directors and officers is related to any other director or officer of the Company.

          To the knowledge of the Company, none of the officers or directors has been personally involved in any bankruptcy or insolvency proceedings. To the knowledge of the Company, none of the directors or officers have been convicted in any criminal proceedings (excluding traffic violations and other minor offenses) or are the subject of a criminal proceeding which is presently pending, nor have such persons been the subject of any order, judgment, or decree of any court of competent jurisdiction, permanently or temporarily enjoining them from acting as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or insurance company, or from engaging in or continuing in any conduct or practice in connection with any such activity or in connection with the purchase or sale of any security, nor were any of such persons the subject of a federal or state authority barring or suspending, for more than 60 days, the right of such person to be engaged in any such activity, which order has not been reversed or suspended.

Board Advisor

          HOWARD LI is the founder, Chairman & CEO of Waitex International Co., Ltd., Prime Time International, Inc. and Fortune USA, Inc., which began operations in 1981 in New York City. Mr. Li also is the founder and sole owner of a conglomerate of multinational companies involving logistics, information technology, real estate development, global trading and retail stores. “Crain’s” magazine has ranked Waitex Group of Companies as one of the top 200 privately held companies in years 2002-2005 in the greater New York Area.Mr. Li is very dedicated to the Asian American business community, and his deep rooted knowledge of both Chinese and American business methods make him a highly sought after advisor on Asian / Western economy. In 2005, Howard Li was the first Asian American in twenty-three years to Chair the National Minority Enterprise Development (MED) Week 2005 Conference Steering Committee, supported by the Minority Business Development Agency at the US Department of Commerce and also served as Co-Chairman from 2002 to 2004. In addition, he is director of the United Way of New York City, one of the largest volunteer-directed organizations, and is chairman of the US-Chinese Chamber of Commerce. He has been a Board Advisor of China Properties Developments Inc. from 2004 through present. And in January 2006, President George W. Bush appointed Howard H. Li to serve as a member of the President’s Advisory Commission on Asian Americans and Pacific Islanders.

Audit Committee Financial Expert

          We do not have an audit committee financial expert, as such term is defined in Item 401(e) of Regulation S-B, serving on our audit committee because we have no audit committee and are not required to have an audit committee because we are not a listed security.

Compliance with Section 16(a) of the Exchange Act

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of the Company’s Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock of the Company.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

          Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except that Xingguo Wang filed one report late relating to one transaction.

Code of Ethics

          We have adopted a Code of Ethics and Business Conduct that applies to our Chief Executive Officer and Chief Financial Officer, which is filed as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2005.  Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Secretary, China Properties Developments, Inc., 89 Chang’an Middle Road, Yangming International Tower, Flrs. 26/27, Xi’an, China.

Item 10.     Executive Compensation.

          The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2006 and December 31, 2005, of those persons who were, at December 31, 2006 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Ping’an Wu, Chief Executive Officer and President Shuo (Steven) Lou, CFO and Exec VP Yingming Wang, COO and VP	2006 2005 2006 2005 2006 2005	$15,075 15,075 $ 7,538 7,538 $ 4,523 4,523	$120,076 0 $0 0 $117,122 0	$0 0 $0 0 $0 0	$0 0 $0 0 $0 0	$0 0 $0 0 $0 0	$0 0 $0 0 $0 0	$0 0 $0 0 $0 0	$135,151 15,075 $ 7,538 7,538 $121,645 4,523

Outstanding Equity Awards at Fiscal Year-End

          Our named executive officers in the Summary Compensation Table have not been granted any stock options or other stock awards to date.

Compensation of Directors

          At the present time, directors receive no cash compensation for serving on the Board of Directors.  Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties.

Employment Agreements

          None of our officers and key employees are presently bound by employment agreements.  We do not have any termination or change in control arrangements with any of our named executive officers.

Item 11.     Security Ownership of Certain Beneficial Owners and Management
                   and Related Stockholder Matters.

          The following table sets forth, as of April 5, 2007, certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers named in the Summary Compensation Table under “Executive Compensation”,  and (iv) all officers and directors of the Company as a group:

                                                       Amount and Nature                  Percent
Name of Beneficial Owner           of Beneficial Ownership           of Class

Ping’an Wu*                                        2,712,000                                 14.3%
Shuo (Steven) Lou*                                300,000                                   1.6%
Yingming Wang*                                    300,000                                   1.6%
Xingguo Wang*                                      200,000                                  1.1%
Rong Wu*                                           1,533,000                                  8.1%
Lin Wu*                                              1,534,000                                  8.1%
Zhendong Wu*                                    1,533,000                                  8.1%
Mingchuan Ren*                                             -0-                                    -
Qianfei Yuan*                                                 -0-                                    -

All Executive Officers and
Directors as a Group (6 persons)         3,512,000                                 18.5%
_________________________
*     The address for each is 89 Chang’an Middle Road, Yangming International Tower, 26 and 27th floors, Xi’an, China.

Item 12.     Certain Relationships and Related Transactions, and Director Independence.

          To date, several related party transactions have taken place.  We believe that  any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been will be on terms no less favorable to us than those reasonably obtainable from third parties.    As of December 31, 2006, there were advances to officers outstanding of $117,000, advances to employees outstanding of $3,600, and loans due from other related parties of $1,194,000.  As of December 31, 2006,  there was $6,476,000 due to related parties and $395,000 due to officers.   Such advances to officers and advance to employees are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant accounts and the advances are credited out.  Loans from and to related parties represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.   Amounts due to officers are temporally short-term loans from our officers to finance the Company’s operation due to lack of cash resources.

          At December 31, 2006, there is a note due of $5,128,000 to an affiliate, Shaanxi Ruize Industrial Co., Ltd., which is majority owned and controlled by directors of the Company.  The balance owed bears no interest, is due on demand, and secured by restricted cash.

          We lease office and retail space to an affiliate, Shaanxi Jiahui Hantang Book Publishing Co., Ltd.,  which  is  majority  owned  and  controlled  by directors  of  the  Company.   The  lease  period  is  from January 1, 2003 to December 31, 2007.  The rent is $199,650 (based upon the average exchange rate of the RMB for 2006) per year and the rent is payable semi-annually.

          We lease  the  25th  floor  of  the  Yangming  Building  to  a  related  party,  Yangming  Soho Commercial Flat, which is majority owned and controlled by directors of the Company.   There is no lease and no rental income has been corrected from this related party.  The Company estimates that annual rent, using current rental values, would be approximately $60,400 (based upon the average exchange rate of the RMB for 2006).

          In December 2006, we sold four apartment units to officers.  The revenue generated from these sales was approximately $282,400.  The sales price for each unit was derived from the market value of similar properties, and is therefore considered by the Company to be transactions conducted at arms-length prices.

Director Independence

          Our board of directors currently consists of six members.  They are Ping’an Wu (our Chairman and Chief Executive Officer), Shuo (Steven) Lou (our Chief Financial Officer and Executive Vice President), Yingming Wang (our Chief Operating Officer and Vice President), Xingguo Wang, Mingchuan Ren and Qianfei Yuan.  We have determined that Xingguo Wang, Mingchuan Ren and Qianfei Yuan are independent directors using the definition of independence set forth in NASD Rule 4200.

Item 13.     Exhibits.
                                                                                                                                      Incorporated by
Exhibit No.          Name of Exhibit                                                                               Reference to

3.1                        Certificate of Incorporation                                                                Exhibit 3.1 (1)
3.2                        Bylaws                                                                                              Exhibit 3.2 (1)
10.1                      Amended and Restated Agreement and Plan of Merger
                             dated August 17, 2005 by and among Bangla
                             Property Management, Inc., China Property Holding,
                             Inc. and Wollaston Industrial Limited                                                  Exhibit 10.1 (2)
10.2                      Share Purchase Agreement dated October 14, 2005
                             between Shawn Erickson and Bangla Property
                             Management, Inc.                                                                              Exhibit 99.5 (3)
10.3                      Purchase Agreement made February 16, 2006 by and
                             among China Properties Developments Inc.,
                             Shaanxi Xinyuan Real Estate Co. Ltd., and
                             certain Selling Shareholders                                                                Exhibit 10.2 (4)
10.4                      Letter Agreement to Convert Debt to Shares from
                             Dongguan Plastic Cement Factory Guangdong,
                             Dated March 10, 2006                                                                       Exhibit 10.1 (5)
10.5                      Letter Agreement to Convert Debt to Shares from
                             Shaanxi Ruize Industrial Co., Ltd.,
                             dated March 10, 2006                                                                        Exhibit 10.2 (5)
14.1                      Code of Ethics                                                                                    Exhibit 14.1 (6)
31.1                      Certification of Chief Executive Officer pursuant to
                             Section 302 of the Sarbanes-Oxley Act of 2002
                             (Rules 13a-14 and 15d-14 of the Exchange Act)                                              *
31.2                      Certification of Principal Financial Officer pursuant to
                             Section 302 of the Sarbanes-Oxley Act of 2002
                             (Rules 13a-14 and 15d-14 of the Exchange Act)                                              *

32.1                      Certification pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)                                               *
____________________

*              Filed herewith.

(1)     Filed as an exhibit to the Company’s Registration Statement on Form SB-2, filed February 13, 2003, and incorporated by reference herein.

(2)     Filed as an exhibit to the Company’s Current Report on Form 8-K/A filed on August 30, 2005, and incorporated by reference herein.

(3)     Filed as an exhibit to the Company’s Schedule 14A filed on September 23, 2005, and incorporated by reference herein.

(4)     Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 21, 2006, and incorporated by reference herein.

(5)     Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 15, 2006, and incorporated by reference herein.

(6)     Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, and incorporated by reference herein.

Item 14.     Principal Accountant Fees and Services.

          The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2006 and December 31, 2005:

                Fee Category                        2006 Fees               2005 Fees

                Audit Fees                             $36,000                   $72,371
                Audit Related Fees                 $0                            $0
                Tax Fees                                $0                            $0
                All Other Fees                        $0                            $0

                Total Fees                              $36,000                   $72,371

          Audit Fees.  Consists of fees billed for professional  services rendered for the audit  of  our   financial   statements  and  review  of  interim consolidated  financial  statements  included in quarterly  reports and services that  are  normally  provided  by the principal accountants in  connection  with  statutory  and regulatory filings or engagements.

          Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

          Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include preparation of federal and state income tax returns.

          All Other  Fees.  Consists of fees for product and services other than the services reported above.

          Pre-Approval Policies and Procedures

          Prior to engaging its accountants to perform a particular service, the Company’s Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

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

                                                                                                CHINA PROPERTIES DEVELOPMENTS, INC.
                                                                                                (Registrant)

                                                                                By             /s/ Ping’an Wu
                                                                                                Ping’an Wu, President, Chief Executive Officer

                                                                                Date           April 17, 2007

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                                              Title                                                                            Date

_/s/ Ping’an Wu___________                Chairman, Chief Executive Officer                                April 17, 2007
Ping’an Wu                                             President and Director
                                                              (Principal Executive Officer)

_/s/ Shuo (Steven) Lou______                Chief Financial Officer, Chief Accounting                      April 17, 2007
Shuo (Steven) Lou                                  Officer, Executive Vice President
                                                               and Director (Principal Financial Officer)

_/s/ Yingming Wang________                Chief Operating Officer,                                                April 17, 2007
Yingming Wang                                      Vice President and Director

_/s/ Xingguo Wang________                 Director                                                                       April 17, 2007
Xingguo Wang

_/s/ Mingchuan Ren_______                 Director                                                                        April 17, 2007
Mingchuan Ren

_/s/ Qianfei Yuan_________                 Director                                                                        April 17, 2007
Qianfei Yuan

CHINA PROPERTIES DEVELOPMENTS, INC.

FINANCIAL REPORT

DECEMBER 31, 2006 AND 2005

CONTENTS

  Independent Auditor’s Opinion
  Consolidated Balance Sheet
  Consolidated Statement of Income
  Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
  Consolidated Statement of Cash Flows
  Notes To Financial Statements

To the Board of Directors
China Properties Developments, Inc.

Independent Auditor’s Report

We have audited the accompanying consolidated balance sheet of China Properties Developments, Inc. as of December 31, 2006 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the two years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of China Properties Development, Inc. as of December 31, 2005, were audited by other auditors whose report dated March 13, 2006 (except for Note 1, August 24, 2006), expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Properties Developments, Inc. as of December 31, 2006 and the results of its operations and its cash flows for each of the years in the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ The Hanlin Moss Group

The Hanlin Moss Group, PS
Certified Public Accountants
Seattle, Washington
April 11, 2007

China Properties Developments, Inc.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005

ASSETS

	2006	2005

CURRENT ASSETS
Cash	$ 57,198	$ 614,871
Accounts receivable	25,980	-
Prepaid expenses	-	5,720
Inventory - real estate project costs (Note 4)	13,232,910	14,449,778
Advance to officers (Note 3)	116,728	505,401
Advance to employees (Note 3)	3,576	1,116
Loans to related parties (Note 3)	1,194,490	3,357,126

Total Current Assets	14,630,882	18,934,012

Long term investments	365,370	353,400

PROPERTY AND EQUIPMENT
Fixed assets (Note 5)	7,226,908	7,064,319

OTHER ASSETS
Restricted cash (Note 3)	5,838,104	3,735,337
Security deposit	85,206	101,015

	5,923,310	3,836,352
	$ 28,146,470	$ 30,188,083
	==============	==============

See Notes to Financial Statements

China Properties Developments, Inc.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005

LIABILITIES AND STOCKHOLDERS' EQUITY

	2006	2005

CURRENT LIABILITIES
Bank loans	$256,400	$5,766,000
Short term loans	384,600	744,000
Notes payable to a related party (Note 3)	5,128,000	2,356,000
Note payable		186,000
Accounts payable	4,100,209	4,951,903
Deferred revenue	2,716,772	6,458,648
Taxes payable	338,799	98,671
Bank loan interest payable	331,313	184,478
Due to related parties (Note 3)	6,475,992	1,285,272
Due to officers (Note 3)	394,954	641,696
Customer security deposit	37,730	1,649
Withholding payable	214,555
Current portion of mortgage loans	133,512	104,706

Total Current Liabilities	20,512,836	22,779,023

LONG-TERM LIABILITIES - net of current portion
Mortgages payable (Note 8)	2,511,094	2,337,964
Notes payable (Note 8)	4,474,180	4,327,600
Current portion of mortgage loans	(133,512)	-
	6,851,762	6,665,564

Participanting interest  (Note 10)                                                                             -                    3,366,836

STOCKHOLDERS' EQUITY
   Common stock, no par value, 100,000,000 shares authorized;
   19,010,825 shares issued and outstanding as of December 31, 2006          190,108                      173,250
Additional paid-in capital	6,230,281	2,858,582
Retained earnings	(5,481,047)	(5,583,005)
   Accumulated other comprehensive income                                                (157,470)                      (72,167)

                                                                                                                     781,872                 (2,623,340)

                                                                                                   $            28,146,470       $        30,188,083
                                                                                                   ==============        ============

See Notes to Financial Statements

China Properties Developments, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                       For the Years Ended
                                                                                                      December 31, 2006      December 31, 2005

Sales
   Revenue                                                                                     $                4,733,773     $              4,510,328
   Cost of sales                                                                                                3,293,861                     3,382,746
      Gross Profit                                                                                            1,439,912                     1,127,582

   Rental income                                                                                                 313,659                        218,289

Operating Expenses

Bad debt expense	120,835	147
Depreciation	224,470	176,996
Legal and professional fees	201,158	49,492
Other general and administrative expenses	483,657	396,507
Sales taxes	294,709	275,393
Selling expenses	21,165	28,185
Total Operating Expenses	1,345,994	926,720

      Operating Income (Loss)                                                                          407,577                        419,151

Other Income (Expense)
   Interest income                                                                                                  99,798                               978
Late delivery penalties	(450,903)	-
Interest expenses	(180,959)	-

Total Other Income (Expense)	(532,064)	978

Net Income (Loss) Before Taxes	(124,487)	420,129

      Net Income (Loss)                                                                                   (124,487)                        420,129

Other Comprehensive Income (Loss)
   Effects of Foreign Currency Conversion                                                     (85,303)                        (72,167)

Comprehensive Income (Loss)	$ (209,790) ================	$ 347,962 ==============

Weighted Average Shares Outstanding	18,729,854 ================	17,325,000 ==============

Basic and Fully Diluted Earnings (Loss) Per Share	$ (0.01)	$ 0.02

See Notes to Financial Statements

China Properties Developments, Inc.

CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ EQUITY

                                                                                                                                                   Accumulated
                                                      Common Stock                    Additional                                      Other
                                                                        Par Value              Paid-in         Accumulated     Comprehensive
                                           Common                 Capital                Capital             Deficit                Income             Totals

Balances at
   January 1, 2005                   17,325,000         $173,250         $2,858,582     $(6,003,134)        $             -      $   (2,971,302)

Net income                                             -                       -                         -            420,129                                         420,129

Accumulated effects on
   foreign currency
   conversion                                           -                       -                         -                        -              (72,167)              (72,167)

Balances at
   December 31, 2005            17,325,000           173,250           2,858,582        (5,583,005)             (72,167)         (2,623,340)

Common stock issued for
   acquiring participating
   interest in Jiahui Bldg             1,685,825             16,858           3,371,699                         -                       -             3,388,557

Adjustment to loan interest
   capitalized into Jiahui
   Building (Note 11)                               -                      -                          -              226,445                       -               226,445

Net income (loss)                                   -                       -                          -           (124,487)                       -             (124,487)

Accumulated effects on
   foreign currency
   conversion                                           -                      -                          -                        -              (85,303)              (85,303)

Balances at
   December 31, 2006             19,010,825        $190,108         $6,230,281      $(5,481,047)        $ (157,470)          $  781,872
                                              ========         =======        ========      =========        =========        ========

See Notes to Financial Statements

China Properties Developments, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                         For the Year Ended December 31,
                                                                                                                               2006                        2005

Cash Flows from Operation Activities
   Net income (loss)                                                                                        $          (124,487)        $       420,129
   Adjustments to reconcile net income (loss) to
      net cash provided (used) by operating activities:
   Depreciation                                                                                                             224,470                  176,996
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                                                 (25,980)                            -

(Increase) decrease in real estate project cost-Yangming Building	1,216,868	(4,218,856)
(Increase) decrease in other current assets	391,933	(419,336)
(Increase) decrease in security deposit	15,809	(15,280)
Increase (decrease) in Accounts payable and accrued expenses	(851,694)	3,404,122
Increase in other current liabilities	637,599	218,134

   Increase (decrease) in Deferred revenue                                                               (3,741,876               (1,640,387)
         Net cash provided (used) by operating activities                                             (2,257,358)              (2,074,478)

Investing Activities
   Increase in long-term investment                                                                                                                  18,000
   Payments for construction of
   25th-27th floors of Yangming                                                                                              -                   (499,556)
   Purchase of fixed assets                                                                                          (202,785)                         -
   Loans to related parties                                                                                                       -                (2,885,024)
   Payback of loans to related parties                                                                        2,162,636                           -
          Net cash (used) by investing activities                                                             1,959,851                (3,366,580)

Financing Activities
   Repayment on short-term bank loans                                                                   (5,509,600)                (1,543,410)
   Proceeds from (repayment of) other short-term loans                                              (359,400)                    744,000
   New proceeds from stock-for-debt exchange                                                            21,721
   Repayment on other short-term notes                                                                     (186,000)                           -
Proceeds from long-term loans	68,424	4,327,600
Mortgage loans	146,580	2,066,735
Proceeds from notes payable	2,772,000	2,542,000
   (Increase) in restricted cash to secure loans                                                         (2,102,767)                 (2,795,074)
   Loans from officers                                                                                                           -                        103,775
   Repayment on loans to officers                                                                              (246,742)                                 -
   Loans from related parties                                                                                   5,190,720                        433,127
         Net cash provided (used) by financing activities                                               (205,064)                    5,878,753

   Increase (decrease) in cash                                                                                   (502,571)                       437,695
   Other effects of exchange rates on cash                                                                   (55,102)                           5,315
                                                                                                                               (557,673)                       443,010
Cash at beginning of period                                                                                        614,871                       171,861

Cash at end of period                                                                                    $             57,198          $          614,871
                                                                                                                    =============       ============
Supplemental Disclosures of Cash Flow Information:
   Cash paid (received) during year for:
      Interest                                                                                                    $           802,211         $           626,935
                                                                                                                    =============       ============
      Income taxes                                                                                           $                     -           $                    -

                                                                                                                    =============       ============

See Notes to Financial Statements.

CHINA PROPERTIES DEVELOPMENTS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

Note 1 – Organization and Operations

China Properties Developments, Inc. (the "Company") was incorporated in the State of Colorado on June 15, 2001.   The Company presently engages in the business of real estate development, including sale and lease of real estate in Xi'an City, Shaanxi Province, People's Republic of China ("PRC").

The Company’s operations include the consolidated operations of Wollaston Industrial Limited and Xian Jiahui Real Estate Co., Ltd.

Effective October 14, 2005, Wollaston Industrial Limited (“Wollaston”), the parent company of Xi’an Jiahui Real Estate Co., Ltd. (“Jiahui”) completed its merger agreement (“Agreement”) with China Properties Developments, Inc., formerly Bangla Property Management, Inc. (“Bangla”). The agreement provided for Bangla to issue 10,000,000 shares of its common stock to acquire 100% of Wollaston in a capital transaction accounted for as a reverse merger. As a result of the Agreement, the transaction was treated for accounting purposes as a recapitalization of the accounting acquirer (Wollaston) and a reorganization of the accounting acquiree (the Company). Accordingly, the historical financial statements presented prior to the merger are the historical financial statements of Wollaston, which includes Wollaston’s’ majority owned subsidiary Jiahui.

Wollaston was incorporated on April 21, 2005 in British Virgin Islands (“BVI”) under the International Business Companies Act, as a limited liability corporation. Wollaston owns 90.28% of Jiahui, which was established in Xi’an City, Shaanxi Province, PRC on December 17, 1996 under the Company Law of the PRC.  Jiahui engages in the business real estate development, including sale and lease of real estate.

Note 2 – Significant Accounting Policies

A - Economic and Political Risks

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

B - Basis of Presentation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the "Accounting Principles of China” ("PRC GAAP").  Certain accounting principles, which are required by US GAAP, are not applicable in the PRC GAAP.  The difference between PRC GAAP accounts of the Company and its US GAAP financial statements is immaterial.

The Company maintains its books and records in PRC currency "Renminbi" ("RMB"), which is determined as the functional currency.  Assets and liabilities of the Company are translated at the prevailing exchange rate at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange at the end of each calendar quarter during the year. Translation adjustments arising from the use of different exchange rates from period to period are included in the

CHINA PROPERTIES DEVELOPMENTS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

accumulated other comprehensive income account shown in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations.

C - Use of Estimates

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

D - Cash and Cash Equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments with original maturities of three months or less.

E - Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at December 31 due to the relatively short-term nature of these instruments.

F - Valuation of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

G - Real Estate Projects

The Company currently holds a majority interest in the following two building projects:

Jiahui Office Building
Jiahui Office Building (“Jiahui Building”) is a 15-story commercial office building.  Construction commenced in 1998.  The majority of construction was concluded in December 1999 with finished tenant improvements.   This property has been available for occupancy since June 30, 2000.

The first to fourth floors are leased to a related party, the Hantang Bookstore.  The 5th floor, west part of 14th floor, 15th floor, and the underground parking garage were used for Company operations from July 2000 through September 2006, when such operations were moved to the Yangming International Tower.  The vacated spaces in the Jiahui Building are now held for rental activities.  All of these spaces are recorded as fixed assets, and depreciation has been provided since July 1, 2000.

The remaining space in the Jiahui Building has been sold or placed in service as rental property.

Yangming International Tower
Yangming International Tower (“Yangming”) is a multi-functional 27-story building with mostly commercial usage.  Construction of Yangming commenced in May 2002 and concluded in October 2005.

The Company moved its operation into the top two floors (26th and 27th floors), and related depreciation commenced in November 2006.  The Company has retained the 25th floor, which is now rented to an

CHINA PROPERTIES DEVELOPMENTS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

affiliated entity. Depreciation provisions began on the capitalized costs in November 2006.  The twenty-fifth to twenty-seventh floors are classifies as fixed assets.

The remaining space in Yangming was built for sale to the public.

H - Real Estate Project Costs

Costs directly identifiable with real estate projects and incurred before and during construction is capitalized into “project costs,” These project costs consist of the cost of land-usage-right, preconstruction costs, construction costs, and capitalized interest costs.  Costs subsequent to the completions of construction are usually of minor amounts and are expensed as incurred.  Capitalized costs are allocated to such portions of the project the Company uses for its operations, rental activities, as well as the portions held for sale.  Allocation of costs is based on a cost-per-square-meter method.

Costs allocated to operations and rental activities are recorded as fixed assets; depreciation commences when projects change from nonoperating to operating.

Costs associated with portions which are held for sale remain in project costs inventory until relevant spaces are sold. The real estate project cost increased $2,099,554 and $4,521,981 in 2006 and 2005, respectively.

  Land Usage Right

All land belongs to the State in the PRC.  Enterprises and individuals can pay the State a fee to obtain a right to use a piece of land for commercial or residential purposes for a period of 50 years or 70 years, respectively.  The right of land usage can be sold, purchased, and exchange in the market.  The Company obtained the right to use the piece of land at which Jiahui Building is located for a period of 50 years, from 1999 to 2045, and the piece of land on which Yangming is located for a period of 70 years from 2003 to 2073.  The cost of any land usage rights are added to the cost of each real estate project, which is then amortized over 40 years, using the straight-line method.

  Capitalized Interest Costs

Interest cost incurred are capitalized during the term of real estate projects, which normally begins when payments are made for land usage rights, and ends when the real estate project is substantially completed and held available for occupation.  Form May 2002 to October 2005, all loans are directly related to construction of Yangming; accordingly all interest expense has been capitalized into the real estate project costs of Yangming.  The capitalized interest cost was 768,087 and 725,808 in 2006 and 2005, respectively.

Subsequent to completion of a real estate project, interest expense is allocated to inventoried real estate project costs and interest expense.

I - Rental Costs

Renters may decorate their rented spaces.  Any disbursements made by the Company for such tenant decoration are immaterial and therefore expense as incurred.  Rental costs incurred to the maintenance of or marketing of rental spaces are also considered a normal part of on-going operations and are included in general and administrative costs.

CHINA PROPERTIES DEVELOPMENTS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

J - Revenue Recognition

Revenue from sales of condominium units and office spaces are recognized when relevant units and spaces are available for occupancy and delivered to buyers with appropriate title documents.

Rental revenues are recognized in accordance with provisions of the various leases.

K - Deferred Revenue

Deposits and advance proceeds from pre-sales of condominium units and office spaces are recorded as deferred revenue, until such time when such units and/or spaces are available for occupation and delivered to buyers.

L - Costs of Sales

The Company estimates total sales price and total project cost annually throughout the real estate project.  At the end of each financial reporting period, we use the ratio of total project cost to total sales price, to allocate real estate project cost to all condominium units or spaces that have been sold and delivered to buyers, if any.  Costs of sales are revised and reallocated as necessary for material changes on the basis of current reporting period estimation.

                                                                                            Ratio of Estimated
                                                                                               Sales Price to
Real Estate                 Total Estimated     Total Estimated        Project Cost           Revenue             Cost of
Project                          Sales Price            Project Cost                Ratio               Recognize            Sales

Year 2006
Yangming Building       $31,742,964          $22,179,394              69.87%           $4,733,773      $3,293,861

Year 2005
Yangming Building       $32,388,000          $24,291,000              75.00%           $4,510,328      $3,382,746

M - Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in the US and the PRC, which are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

N - Property, Plant and Equipment

Property, plant and equipment are carried at cost.  The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.  The depreciable life of each asset category applied is:
                     Vehicles                                       5 years
                     Machines and equipment              5 years
                     Office equipment                          5 years
                     Office furniture                             5 years
                     Buildings                                    40 years

CHINA PROPERTIES DEVELOPMENTS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

O - Employee Benefits

Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments.  The cost of these payments is charged to the statement of income in the same period as the related salary cost.  The employees' benefit expenses were $4,121 and $4,016 in 2006 and 2005, respectively.

P - Minority Interest

The Company has accumulated a deficit from its operation; no minority interest has been recognized. The Company absorbed the entire accumulated deficit.

Q - Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities for 2006 and 2005.

Note 3 – Related Party Transaction

A - Advances to Officers and Employees

“Advance to officers” and “Advance to employee” are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant expense accounts and the advances are credited out. Cash flows from these activities are classified into operating activities.  The total advance to officers was $116,728 and $505,401 in 2006 and 2005, respectively. The total advance to employees was $3,576 and $1,116 in 2006 and 2005, respectively.

The advances to officers consisted of the following as of December 31:

Name of officer                   Title                                                        2006                        2005

Cheng, Jianhua                    Vice General Manager                      $      1,347               $         621
Jia, Yongxin                        Account Manager                                                                        645
Wang, Yingming                 General Manager                                       3,590                       1,240
Luo, Xiuzhen                      Vice General Manager                                  449                          434
Zhao, Xiaoguang                 Vice General Manager                                 385                          372
Xu, Zhiqiang                       Assistant to CEO                                    86,471                   470,716
Xu, Jingcheng                     Assistant to CEO                                      3,077                               -

CHINA PROPERTIES DEVELOPMENTS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

Feng, Chunhuo                   Secretary of Board of Directors               18,845                     31,373
Zhang, Yi                           Assistant to CEO                                      2,564                               -

                                                                                                   $  116,728               $  505,401
                                                                                                   ========              =======

The advances to employees consisted of the following as of December 31:

Name of employees             Title                                                       2006                       2005

Ma, Guang                          Car Driver of CEO                          $          513                $       496
Zhao, Junfang                      Car Driver of General Manager                    615                         372
Dong, Xiangbo                    Car Driver                                                     64                           62
Bo, Yongxi                          Car Driver                                                1,282                             -
Ju, Junling                            Car Driver                                                     64                           62
Tian, Chupeng                     Secretary                                                       64                             -
Wu, Zhenxi                          Car Driver                                                     64                           62
Pu, Chao                             Secretary                                                       64                           62
Yian, Tao                            Secretary                                                      513                            -
Shun, Man                           Secretary                                                       77                             -
Li, Chaiqing                         Secretary                                                     256                             -

                                                                                                   $       3,576                $    1,116
                                                                                                   ========               =======

B - Loans to Related Parties

“Loans to related parties” and “Due to related parties” represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  Cash flows from due from related parties are classified as cash flows from investing activities.  Cash flows from due to related parties are classified as cash flows from financing activities.  The total loans to related parties were $1,194,490 and $3,357,126 in 2006 and 2005, respectively. The total borrowing from related parties was $6,475,992 and $1,285.272 in 2006 and 2005, respectively.

The amounts due from related parties consisted of the following as of December 31:

Name of related party                                                                       2006                        2005

Jiahui Restaurant                                                                        $         44,437            $      43,167
Shaanxi Lezhan Property Management Co., Ltd                                             -                    43,451
Shaanxi Qi’an Ceramics Factory                                                                    -                  216,478
Shaanxi Han Tang Trading, Ltd.                                                                     -                  672,279
Shaanxi Ruize Industrial Co., Ltd.                                                       888,446                             -
Shaanxi Jiahui (Group) Real Estate Co., Ltd.                                      261,607               2,381,751

                                                                                                   $ 1,194,490            $ 3,357,126
                                                                                                    ========              =======

CHINA PROPERTIES DEVELOPMENTS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

The amounts due to related parties consisted of the following as of December 31:

Name of related party                                                                        2006                        2005

Shaanxi Han-tang Publishing Co., Ltd.                                         $     232,989          $         9,596
Shaanxi Zhengyang Real Estate Co., Ltd.                                            320,500                 193,973
Shaanxi Brothers Real Estate Co., Ltd.                                               335,805                 324,804
Shaanxi Han Tang Trading Ltd.                                                       1,194,908                            -
Shaanxi Ruize Industrial Co., Ltd.                                                                  -                 371,431
Shaanxi Lezhan Property Management Co., Ltd.                                290,908                            -
Yangming Soho Commercial Flat                                                           6,605                            -
Shaanxi Xinyuan Industrial Co., Ltd.                                               4,094,277                 385,468

                                                                                                   $ 6,475,992           $ 1,285,272
                                                                                                    ========            ========

C - Due To Officers

“Due to officers” are temporally short-term loans from our officers to finance the Company’s operation due to lack of cash resources.  Cash flows from these activities are classified as cash flows from financing activates.  The total borrowing from officers was $394,756 and $641,696 in 2006 and 2005, respectively.

The amounts due to officers consisted of the following as of December 31:

Name of officer                  Title                                                         2006                       2005

Wang, Yingming                 General Manager                                $    34,901              $    21,357
Feng, Chunhua                   Secretary of Board of Directors                 12,820                            -
Li, Mengzhou                     Vice General Manager                               12,820                            -
Chen, Jianhui                      Vice General Manager                               12,820                            -
Zhao, Xiaoguang                Vice General Manager                               12,820                            -
Wu, Ping 'an                       CEO                                                                  -                 344,355
Wu, Xiuying                       Assistant to CEO                                    192,300                   70,519
Gao, Yian                          Assistant to CEO                                        1,486                     1,437
Zhang, Yi                           Assistant to CEO                                      50,689                 204,028
Yang, Shuzhen                   Assistant to CEO                                      64,100                            -

                                                                                                   $   394,756              $ 641,696
                                                                                                   ========              =======

D - Note Payable to Related Party and Restricted Cash

“Notes payable to an affiliate” represents notes payable to an affiliate, Shaanxi Ruize Industrial Co., Ltd., which is majority owned and controlled by directors of the Company.  The total amount due to this related party is $5,128,000 and 2,356,000 in 2006 and 2005, respectively.  The balance owed bears no interest, is due on demand, and secured by restricted cash.

E - Sales to Related Parties

In July 2005, the Company received $734,224 from pre-selling three condominium units and one store space in Yangming to Sino Real Co, Inc., which is wholly owned by US Sino Real LLC.  Mr. Steven Lou, CFO, and his wife are members of US Sino Real LLC, in which there are totally 12 members.   All these units were delivered to the buyer and relevant proceeds were recognized in revenue in 2006.

CHINA PROPERTIES DEVELOPMENTS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

In December 2006 the Company sold four apartment units to officers.  The revenue generated from these sales was approximately $282,400.  The sales price for each unit was derived from the market value of similar properties, and is therefore considered by the Company to be transactions conducted at arms-length prices.

F - Leases

  The Company leases office and retail space to an affiliate, Shaanxi Jiahui Hantang Book Publishing Co., Ltd., which is majority owned and controlled by directors of the Company.  The lease period is from January 1, 2003 to December 31, 2007.  The rent is $199,650 (based upon the average exchange rate of the RMB for 2006) per year and the rent is payable semi-annually.

  The Company leases the 25th floor of the Yangming Building to a related party, Yangming Soho Commercial Flat, which is majority owned and controlled by directors of the Company.  There is no lease and no rental income has been corrected from this related party.  The Company estimates that annual rent, using current rental values, would be approximately $60,400 (based upon the average exchange rate of the RMB for 2006).

Note 4 – Inventoried Real Estate Project Costs

The Company is carrying prepaid real estate project costs, which consist of the costs of the unsold/ portion of the Yangming Building, as of December 31 as follows:
                                                                                                         2006                        2005
Cost of land usage right                                                             $      107,504            $     103,982
Compensation for demolition                                                             452,078                   437,267
Preconstruction cost                                                                          369,268                   356,798
City engineering fees                                                                            86,577                     81,868
Supporting facilities                                                                            388,584                   360,059
Construction materials                                                                     4,337,242                3,894,778
Equipment                                                                                         618,880                    598,605
Foundation engineering                                                                   2,441,229                 2,346,126
Construction cost                                                                           9,556,423                 8,899,020
Salary and benefit                                                                             170,005                    129,856
Architecture fees                                                                                 49,972                     48,335
Supervision expense                                                                          262,333                   251,934
Interest on loan                                                                              3,057,049                 2,288,962
Close to cost of sales                                                                    (6,683,544)              (3,432,012)
Close to Yangming 26-27 Floors                                                  (1,320,460)              (1,277,200)
Close to Yangming 25 Floor                                                            (660,230)                 (638,600)
                                                                                                 $ 13,232,910           $ 14,449,778
                                                                                                    ========              ========

Note 5 – Property and Equipment

Property, plant and equipment consists of the following as of December 31:
                                                                                                        2006                        2005
Vehicles                                                                                    $       340,908           $    329,741
Machinery and equipment                                                                          499                        483
Office equipment                                                                                  36,387                   34,059
Office furniture                                                                                     69,910                   67,619
Jiahui Building                                                                                 6,171,418              5,822,880

CHINA PROPERTIES DEVELOPMENTS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

25th to 27th Floors of Yangming                                                     1,980,690                1,915,800
                                                                                                      8,599,812                8,170,582
Less: Accumulated depreciation                                                      1,372,904                1,106,263

                                                                                                 $   7,226,908           $   7,064,319
                                                                                                    ========              ========

Depreciation expense charged to operations was $224,470 and $176,996 in 2006 and 2005, respectively.

Note 6 – Long-Term Investment

The long-term investment represents an investment of approximately $337,000 for 300,000 shares of Yan Tan Bank, a state owned bank in Xi’an China. The shares are transferable in accordance with the laws of the PRC. The investment is carried at cost which approximates fair value. Dividend income on these shares is recorded when received. Dividend income of $12,431 was received in 2006. The Company may sell the shares back to the bank at the net book value per share.  The balance of this investment changes on the balance sheet in accord with periodic fluctuations of the RMB.

Note 7 – Short-Term Debt

Short-term debt at December 31, 2006 consists of a bank loan ($256,400 with interest at 9.48%, due in November 2007: secured by real property) and other small loans from various individuals $384,600 with interest at 10% and 12%, due in June and August 2007; secured by real property.

Short-term debt at December 31, 2005 consists of borrowings from financial institutions to finance construction costs.  The balance of $5,766,00o was paid off in part ($558,000), with the balance refinanced with a related party (see Note 3 – Related Party Transaction, Note Payable to Related Party).

Note 8 – Long-Term Debt

Long-term debt consisted of the following as of December 31:

A - Notes payable
                                                                                                               2006                        2005

Note payable Dengjiapo Credit Cooperatives; interest payable quarterly at 8.06 percent per annum; principal due October 28,
2008; secured by portions of the Yangming building                            $ 1,781,980             $ 1,723,600

Note payable Qujiang Credit Cooperatives, interest payable
Quarterly at 8.6 percent per annum; principal due December 29,
2008; secured by portions of the Jiahui building                                      2,692,200                2,604,000

                                                                                                          $ 4,474,180             $ 4,327,600
                                                                                                           ========              ========

B - Mortgages Payable

There are 47 mortgages against 47 units in the Yangming
International Tower.  At December 31, 2006 the principle of
each mortgage range from a low of $26,390 to a high of $165,000
(an average mortgage of $51,980).  These mortgages have
minimum payments due, and are usually paid off when the units are sold.  The average mortgages interest is 4.72% per annum,
and vary in term from 6 to 28 years                                                      $ 2,511,094           $  2,442,670

Less current portion due within one year                                                     133,512                  104,706

CHINA PROPERTIES DEVELOPMENTS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

                                                                                                           $ 2,377,582            $ 2,337,964
                                                                                                           ========              ========

                                        Long-term debt, net of current portion         $ 6,851,762             $ 6,665,654
                                                                                                           ========              ========

At December 31, the future minimum payments on all long-term debt are as follows:

               Year ending 2006                                                               $               -             $    104,706
               Year ending 2007                                                                     133,512                   110,777
               Year ending 2008                                                                  4,615,447                4,444,804
               Year ending 2009                                                                     149,473                   124,008
               Year ending 2010                                                                     158,157                   131,211
               Year ending 2011                                                                     146,161                   146,161
               Thereafter                                                                              1,649,012                1,603,987

Note 9 – Income Taxes

The Company has made no provision for income taxes for the years December 31, 2006 and 2005.  The Company has accumulated significant net operating losses to offset the earnings from 2005.

Note 10 - Participating Interest

Prior to 2006, the Company had entered into a real estate project in which two of its lenders, Dongguan Plastic Cement Factory, Ltd. (DPCF) and Shaanxi Ruize Industrial Co., Ltd (SRIC), converted their loans into an equity participation (approximately 35%) in the Jiahui Office Building project.  The equity participation arrangement entitled DPCF and SRIC to participate in market value appreciation and net results of the project’s operations.  Under the terms of the arrangement, the lenders converted $3,401,175 of debt. As of December 31, 2005 the Company estimated that based on the projects results through December 31, 2005, its liability does not exceed the amounts reflected in the financial statements.

On March 6, 2006 the interest holders DPCF and SRIC agreed to convert their participating interests into 1,685,825 shares of common stock of the Company, and the interest holders have no more specific interests in the profits, losses, and distributions from the Jiahui Office Building project.  The conversion was accounted for as an increase of $16,858 in common stock, and an addition of $3,371,699 in paid-in capital of the Company.

 Note 11 - Adjustment to Loan Interest Costs Capitalized in the Jiahui Building

During the construction of Jiahui Building in 1999, construction interest costs of $226,445 were charged to operation in accordance with the PRC GAAP. The Company has subsequently concluded in 2006 that such interest should have capitalized into the construction cost of Jiahui Building.  Accordingly, we increase the fixed asset “Jiahui Building” by $226,445, and increase retained earnings by the same amount.  This adjustment is reflected in the statement of changes in stockholder’s equity, and has no effect upon the earnings reported for 2006 or 2005

Note 12 - Foreign Currency Translation

The functional currency of the Company is the Chinese Renminbi (“RMB”). Transactions denominated in currencies other than RMB are translated into United States dollars using year end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates

CHINA PROPERTIES DEVELOPMENTS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

when the capital transaction occurred. Net gains and losses resulting from foreign currency exchange translations are included in the statements of operations and stockholder’s equity as accumulated other comprehensive income.

Prior to July 21, 2006, translation of amounts from RMB into United States dollars ("US$") has been made at the single rate of exchange of US$1.00:RMB8.277.  No representation is made that RMB amounts could have been or could be, converted into US dollars at that rate.  On January 1, 1994, the PRC government introduced a single rate of exchange, quoted daily by the People's Bank of China (the "Unified Exchange Rate").  The quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies.  All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China.  Approval of foreign currency payments by the Bank of China or other institutions requires submission of a payment application form together with supplier's invoices, shipping documents and signed contracts.

On July 21, 2006, the People's Bank of China, China's central bank, announced that, beginning on July 21, 2006, China will implement a regulated, managed floating exchange rate system based on market supply and demand and with reference to a package of currencies.  RMB will no longer be pegged to the US dollar and the RMB exchange rate structure will be subject to some fluctuation.

The People's Bank of China will announce the closing price of a foreign currency, such as the US dollar against the RMB, in the inter-bank foreign exchange market after the closing of the market on each working day, and will make it the central parity for the trading against the RMB on the following working day.  The exchange rate of the US dollar against the RMB was adjusted to 8.11 RMB per US dollar on July 21, 2005.

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

Translation adjustments resulting from the “managed floating exchange” process are included in the accumulated comprehensive income (loss) account in the consolidated statement of shareholders’ equity and amounted to $(157,470) and $(72,167) as of December 31, 2006 and 2005, respectively. The balance sheet amounts with the exception of equity at December 31, 2006 were translated at 7.80 RMB to $1.00 USD as compared to 8.06 RMB at December 31, 2005. The equity accounts were stated at their historical rate. The average translation rate of 7.96 RMB for the year ended December 31, 2006 was applied to income statement accounts as compared to 8.18 RMB for the year ended December 31, 2005.

Note 13 - Recent Accounting Pronouncements

In May 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3".  This statement replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle.  It applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement which does not include specific transition provisions.  FASB No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.

CHINA PROPERTIES DEVELOPMENTS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statements requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement.  When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date applicable.  We adopted this Statement and retrospectively restate our results of operation, financial position, and statement of cash flows in 2005.

In December 2006, the FASB issued SFAS No. 123R "Share-Based Payment." This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2006.  The adoption of the statement had no impact on the Company's results of operation or financial position.

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

For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003.  For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of FIN 46 did not have a material impact on the Company’s results of operations or financial position.

CHINA PROPERTIES DEVELOPMENTS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

Note 14 – Controls and Procedures

Subsequent to the issuance of the financial statements at December 31, 2005, the Company reevaluated the effectiveness of the disclosure controls and procedures to ensure that all information required to be disclosed by the Company in the reports files or submitted ton the Securities and Exchange Commission are (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to Company management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure.

The Company believes that any material errors included in the financial statements as of December 31, 2005 with respect to operations and financial position were corrected in the restatement issued in August 2006.

The final matter, pertaining to interest expense charged to operation during the 1999 building of the Jaihui Building has been corrected during 2006 (see Note 11).  This adjustment has no effect on the results of operations for either 2006 or 2005.