Form 10QSB
period 2007-03-31
CHINA PROPERTIES DEVELOPMENTS INC
filed 2007-05-21
CIK 1174741

__________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Common, $.001 par value per share: 19,010,825 outstanding as of May 10, 2007

______________________________________________________________________________

CHINA PROPERTIES DEVELOPMENTS, INC.

TABLE OF CONTENTS

                                                                                                                                             Page
PART I - FINANCIAL INFORMATION

            Item 1.              Financial Statements.                                                                             3
            Item 2.              Management’s Discussion and Analysis or Plan of Operation.               18
            Item 3.              Controls and Procedures.                                                                    22

PART II - OTHER INFORMATION

            Item 1.              Legal Proceedings.                                                                              24
            Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.               24
            Item 3.              Default upon Senior Securities.                                                             24
            Item 4.              Submission of Matters to a Vote of Security Holders.                           24
            Item 5.              Other Information.                                                                               24
            Item 6.              Exhibits.                                                                                              24

SIGNATURES                                                                                                                      25

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The consolidated financial statements of China Properties Developments, Inc. and subsidiary (collectively, the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-KSB for the year ended December 31, 2006.

CHINA PROPERTIES DEVELOPMENTS, INC.
(Formerly Bangla Property Management, Inc.) and Subsidiaries

Index to Consolidated Financial Statements
Period Ended March 31, 2007

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

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

AS OF MARCH 31, 2007 AND 2006

ASSETS

                                                                                                                                             2007                        2006
CURRENT ASSETS:
        Cash and cash equivalents                                                                                    $     341,009           $        59,161
        Accounts receivable                                                                                                      34,148
        Prepaid expenses                                                                                                                                          13,215
        Inventory – real estate project costs (Note 4)                                                         12,725,339              14,068,390
        Advances to officers (Note 3)                                                                                     360,015                       3,333
        Advances to employees (Note 3)                                                                                    3,512                       1,121
        Other receivable                                                                                                           64,414                               -
        Loans to related parties (Note 3)                                                                             1,699,517                3,334,867

                Total Current Assets                                                                                      15,227,954              17,489,087

LONG-TERM INVESTMENT                                                                                      366,795                   355,680

PROPERTY AND EQUIPMENT (Note 5)                                                                 7,197,570                7,054,266

OTHER ASSETS:
        Restricted cash (Note 3)                                                                                          5,860,879                4,160,882
        Security deposit                                                                                                            85,539                     95,427
                                                                                                                                       5,946,418                4,256,309

                                                                                                                                  $ 28,738,737           $ 29,146,342
                                                                                                                                     ========             ========

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
        Bank loans                                                                                                         $      257,400           $   5,241,600
        Short term loans                                                                                                                     -                   766,272
        Notes payable                                                                                                         5,148,005                   187,200
        Accounts payable and accrued expenses                                                                  3,575,942                4,448,699
        Deferred revenue                                                                                                     2,374,435                4,992,638
        Taxes payable                                                                                                             396,178                   194,711
        Bank loan interest payable                                                                                           338,222                   350,938
        Due to related parties (Note 3)                                                                                 7,861,947                1,772,021
        Notes payable to related party (Note 3)                                                                                 -                2,770,560
        Due to officers (Note 3)                                                                                              964,888                   645,837
        Customer security deposit                                                                                             37,876                       1,660
        Current portion of mortgages payable                                                                          131,750                    96,419

                Total Current Liabilities                                                                                  21,086,644              21,468,555

LONG-TERM LIABILITIES:
        Mortgages payable (Note 8)                                                                                    2,486,079                2,432,638
        Notes payable (Note 8)                                                                                           4,491,635                4,355,520
        Current portion of mortgages payable                                                                        (131,750)                 (96,419)
                                                                                                                                       6,845,964               6,691,739
STOCKHOLDERS’ EQUITY:
        Common stock, no par value, 100,000,000 shares authorized;
                19,010,825 shares issued and outstanding                                                           190,108                   190,108
        Additional paid-in capital                                                                                          6,230,280                6,230,280
        Retained earnings (deficit)                                                                                       (5,494,222)             (5,346,238)
        Accumulated other comprehensive income                                                                 (120,037)                  (88,103)
                                                                                                                                          806,129                   986,048

                                                                                                                                   $28,738,737            $29,146,342
                                                                                                                                     ========             ========

See Notes to Financial Statements

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                                                                                                                            2007                     2006
SALES:
        Revenues from sale of building space                                                                    $   420,267          $    1,556,751
        Cost of sales                                                                                                             293,641               1,229,014
                Gross profit                                                                                                      126,626                   327,737
        Rental income                                                                                                             90,158                     43,753

OPERATING EXPENSES:
        Bad debt expense (recovery)                                                                                     (25,483)                             -
        Depreciation                                                                                                               57,755                     55,396
        Legal and professional fees                                                                                         96,030                     11,820
        Other general and administrative expenses                                                                   56,765                     59,314
        Sales taxes                                                                                                                 41,750                               -
        Selling expenses                                                                                                            2,745                       8,197
                                                                                                                                        229,562                   134,727

                Operating Income (loss)                                                                                    (12,778)                   236,767

OTHER INCOME (EXPENSE):
        Interest income                                                                                                               834                               -
        Interest expense                                                                                                            (585)
        Miscellaneous expense                                                                                                  (646)                               -
                                                                                                                                             (397)

                Net Income (Loss) Before Taxes                                                                      (13,175)                   236,767

PROVISION FOR TAXES                                                                                                     -                               -

                Net Income (Loss)                                                                                           (13,175)                   236,767

OTHER COMPREHENSIVE INCOME (LOSS):
        Effects of foreign currency conversion                                                                         37,433                  (15,936)

                Comprehensive Income (Loss)                                                                     $    24,258              $   220,831
                                                                                                                                      =======               =======

WEIGHTED AVERAGE SHARES OUTSTANDING                                          19,010,825              17,886,942

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE                   $        0.00              $       (0.01)
                                                                                                                                      =======               =======

See Notes to Financial Statements

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                                                                                                                           2007                     2006
CASH FROM OPERATING ACTIVITIES:
        Net income (loss)                                                                                                   $ (13,175)          $     236,767
        Adjustments to reconcile net income (loss) to
                net cash provided (used) by operating activities –
                Depreciation                                                                                                       57,755                    55,396
        Changes in operating assets and liabilities –
                (Increase) in accounts receivable                                                                         (8,168)                            -
                (Increase) decrease in real estate project costs                                                  507,571                  381,388
                (Increase) in other current assets                                                                       (64,414)                    (7,495)
                (Decrease) in accounts payable                                                                       (524,266)                (503,204)
                Increase in other current liabilities                                                                       64,434                   262,511
                (Decrease) in deferred revenue                                                                      (556,892)             (1,466,010)
                        Net cash (used) by operating activities                                                   (537,155)             (1,040,647)

CASH FROM INVESTING ACTIVITIES:
        Purchase of fixed assets                                                                                            (33,551)                 (52,712)
        (Increase) in restricted cash                                                                                    (22,775)             (425,545)
                        Net cash (used) by investing activities                                                     (56,326)             (478,257)

CASH FROM FINANCING ACTIVITIES:
        Proceeds from (repayment of) short-term bank loans                                                   1,000                (524,400)
        Proceeds from (repayment of) other short-term loans                                             (384,600)                   22,272
        New proceeds from stock-for-debt exchange                                                                     -                    21,721
        Proceeds from notes from related parties                                                              1,385,955               3,071,309
        Loans from loans from related parties                                                                      569,934                  524,327
        Repayment of loans from related parties                                                                 (505,027)
        (Repayment) of notes payable                                                                                   17,455             (2,168,800)
        (Repayment) of mortgage debt                                                                                 (25,015)                 (10,032)
        Proceeds from notes payable                                                                                     20,005                   27,920
        Loans to (repayment of) loans from officers                                                           (243,284)                   (4,141)
                        Net cash provided by financing activities                                                  836,420                  968,458

Increase (decrease) in cash                                                                                             242,938              (550,446)
Other effects of exchange rates on cash                                                                             40,873              (5,264)
                                                                                                                                       283,812             (555,710)
Cash at beginning of period                                                                                                57,198                 614,871

Cash at end of period                                                                                                   $  341,009           $      59,161
                                                                                                                                     =======             =======

Supplemental Disclosure of Cash Flow Information:
        Cash paid during the period for –
                Interest                                                                                                        $  192,396           $    192,396
                                                                                                                                     =======             =======
                Income taxes                                                                                               $             -           $                -
                                                                                                                                     =======             =======

See Notes to Financial Statements

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2007 and 2006

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

The Company maintains its books and records in PRC currency "Renminbi" ("RMB"), which is determined as the functional currency.  Assets and liabilities of the Company are translated at the prevailing exchange rate at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange at the end of each calendar quarter during the year. Translation adjustments arising from the use of different exchange rates from period to period are included in the accumulated other comprehensive income account shown in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2007 and 2006

D – Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with the United States generally accepted accounting principles for interim financial information.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as of March 31, 2007 and 2006 have been included.  Readers of these financial statements should be note that the interim results for the three month period March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

E - Cash and Cash Equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments with original maturities of three months or less.

F - Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at December 31 due to the relatively short-term nature of these instruments.

G - Valuation of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

H - Real Estate Projects

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

The Company moved its operation into the top two floors (26th and 27th floors), and related depreciation commenced in November 2006.  The Company has retained the 25th floor, which is now rented to an affiliated entity. Depreciation provisions began on the capitalized costs in November 2006.  The twenty-fifth to twenty-seventh floors are classifies as fixed assets.

The remaining space in Yangming was built for sale to the public.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2007 and 2006

I - Real Estate Project Costs

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

•     Land Usage Right

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

•     Capitalized Interest Costs

Interest cost incurred are capitalized during the term of real estate projects, which normally begins when payments are made for land usage rights, and ends when the real estate project is substantially completed and held available for occupation.  The capitalized interest cost was $116,436 and $358,856 in for the three months ending March 31, 2007 and 2006, respectively.

Subsequent to completion of a real estate project, interest expense is allocated to inventoried real estate project costs and interest expense.

J - Rental Costs

Renters may decorate their rented spaces.  Any disbursements made by the Company for such tenant decoration are immaterial and therefore expense as incurred.  Rental costs incurred to the maintenance of or marketing of rental spaces are also considered a normal part of on-going operations and are included in general and administrative costs.

K - Revenue Recognition

Revenue from sales of condominium units and office spaces are recognized when relevant units and spaces are available for occupancy and delivered to buyers with appropriate title documents.

Rental revenues are recognized in accordance with provisions of the various leases.

L - Deferred Revenue

Deposits and advance proceeds from pre-sales of condominium units and office spaces are recorded as deferred revenue, until such time when such units and/or spaces are available for occupation and delivered to buyers.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2007 and 2006

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.  The depreciable life of each asset category applied is:

Vehicles                                                                     5 years
Machines and equipment                                            5 years
Office equipment                                                        5 years
Office furniture                                                           5 years
Buildings                                                                  40 years

O - Employee Benefits

Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments.  The cost of these payments is charged to the statement of income in the same period as the related salary cost.  The employees' benefit expenses were $961 and $992 for the three months ending March 31, 2007 and 2006, respectively.

P - Minority Interest

The Company has accumulated a deficit from its operation; no minority interest has been recognized. The Company absorbed the entire accumulated deficit.

Q - Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities for the three months ending March 31, 2007 and 2006.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2007 and 2006

Note 3 – Related Party Transaction

A - Advances to Officers and Employees

“Advance to officers” and “Advance to employee” are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant expense accounts and the advances are credited out. Cash flows from these activities are classified into operating activities.  The total advance to officers was $360,015 and $3,333 as of March 31, 2007 and 2006, respectively. The total advance to employees was $3,512 and $1,121 as of March 31, 2007 and 2006, respectively.

The advances to officers consisted of the following as of March 31:

Name of officer                     Title                                                           2007                       2006

Cheng, Jianhua                      Vice General Manager                          $     1,353                $        625
Wu, Rong                              Vice President                                         128,700                               -
Jia, Rongxin                           Account Manager                                        5,817                          649
Wang, Yingming                    General Manager                                         8,108                       1,248
Luo, Xiuzhen                         Vice General Manager                                    450                          437
Zhao, Xiaoguang                   Vice General Manager                                    386                          374
Lou, Shou                             CFO                                                         90,090
Xu, Zhiqiang                          Assistant to CEO                                      87,194                               -
Xu, Jingcheng                        Assistant to CEO                                        3,604                               -
Feng, Chunhuo                      Secretary of Board of Directors                 24,710                               -
Zhang, Yi                              Assistant to CEO                                         9,602                               -

                                                                                                         $ 360,015                     $ 3,333
                                                                                                           ======                       =====

The advances to employees consisted of the following as of March 31:

Name of employees               Title                                                          2007                         2006

Ma, Guang                            Car Driver of CEO                                 $    515                      $    499
Zhao, Junfang                        Car Driver of General Manager                     618                            374
Dong, Xiangbo                      Car Driver                                                      64                              62
Bo, Yongxi                            Car Driver                                                 1,287                                -
Ju, Junling                              Car Driver                                                      64                              62
Tian, Chupeng                        Secretary                                                       64                                -
Wu, Zhenxi                            Car Driver                                                        -                              62
Pu, Chao                                Secretary                                                       50                              62
Yian, Tao                               Secretary                                                      515                                -
Shun, Man                              Secretary                                                       77                                -
Li, Chaiqing                            Secretary                                                     257                                 -
                                                                                                            $ 3,512                      $ 1,121
                                                                                                           ======                       =====

B - Loans to Related Parties

“Loans to related parties” and “Due to related parties” represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2007 and 2006

and have no fixed terms of repayment, therefore, deemed payable on demand.  Cash flows from due from related parties are classified as cash flows from investing activities.  Cash flows from due to related parties are classified as cash flows from financing activities.  The total loans to related parties were $1,699,517 and $3,334,867 as of March 31, 2007 and 2006, respectively. The total borrowing from related parties was $7,861,947 and $1,772,021 as of March 31, 2007 and 2006, respectively.

The amounts due from related parties consisted of the following as of March 31:

Name of related party                                                                                           2007                      2006

Jiahui Restaurant                                                                                          $      44,610             $      43,258
Shaanxi Yan Ta Ceramics Factory                                                                     224,684                   217,875
Shaanxi Han Tang Trading, Ltd.                                                                                    -                   676,616
Shaanxi Ruize Industrial Co., Ltd.                                                                      891,912                               -
Shaanxi Jiahui (Group) Real Estate Co., Ltd.                                                      538,311                2,397,118
                                                                                                                   $ 1,699,517              $ 3,334,867
                                                                                                                      =======                 =======

The amounts due to related parties consisted of the following as of March 31:

Name of related party                                                                                        2007                        2006

Shaanxi Han-tang Publishing Co., Ltd.                                                       $     233,898                $  138,514
Shaanxi Zhengyang Real Estate Co., Ltd.                                                          321,751                    195,224
Shaanxi Brothers Real Estate Co., Ltd.                                                             337,115                    326,899
Shaanxi Han Tang Trading Ltd.                                                                      1,199,570                               -
Shaanxi Ruize Industrial Co., Ltd.                                                                                 -                   373,827
Shaanxi Lezhan Property Management Co., Ltd.                                               285,441                     62,857
Yangming Soho Commercial Flat                                                                          6,630                               -
Shaanxi San Jian                                                                                               128,700                               -
Shaanxi Xinyuan Industrial Co., Ltd.                                                               5,348,842                   674,700
                                                                                                                $    7,861,947             $ 1,772,021
                                                                                                                      =======                 =======

C - Due To Officers

“Due to officers” are temporally short-term loans from our officers to finance the Company’s operation due to lack of cash resources.  Cash flows from these activities are classified as cash flows from financing activates.  The total borrowing from officers was $964,888 and $645,837 as of March 31, 2007 and 2006, respectively.

The amounts due to officers consisted of the following as of March 31:

Name of officer                     Title                                                         2007                           2006

Wang, Yingming                    General Manager                               $     22,167                    $   21,495
Li, Mengzhou                        Vice General Manager                              64,350                                  -
Lou, Shou                             CFO                                                      197,920                                  -
Wu, Pingan                           CEO                                                      357,209                       346,384
Wu, Xinan                            Assistant to CEO                                    193,050                         70,974
Gao, Yian                             Assistant to CEO                                        1,492                           1,446
Zhang, Yi                              Assistant to CEO                                               -                       205,345
Yang, Shuzhen                      Assistant to CEO                                    128,700                              193
                                                                                                        $ 964,888                     $645,837
                                                                                                           ======                       =====

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2007 and 2006

D - Note Payable to Related Party and Restricted Cash

“Notes payable to an affiliate” represents notes payable to an affiliate, Shaanxi Ruize Industrial Co., Ltd., which is majority owned and controlled by directors of the Company.  The total amount due to this related party is $2,770,560 as of March 31, 2006.  The balance owed bears no interest, is due on demand, and secured by restricted cash.

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

Note 4 – Inventoried Real Estate Project Costs

The Company is carrying prepaid real estate project costs, which consist of the costs of the unsold portion of the Yangming Building, as of March 31 as follows:

                                                                                                                            2007                        2006

Cost of land usage right                                                                              $      107,924            $      104,653
Compensation for demolition                                                                              453,842                    440.088
Preconstruction cost                                                                                          265,444                     358,237
City engineering fees                                                                                            89,398                       82,397
Supporting facilities                                                                                            329,122                     373,440
Construction materials                                                                                     4,233,453                  3,987,518
Equipment                                                                                                         670,664                     602,467
Foundation engineering                                                                                   2,646,856                  2.376,485
Construction cost                                                                                           9,134,027                  9,265,871
Salary and benefit                                                                                              185,291                    147,250
Architecture fees                                                                                                132,596                      48,647
Supervision expense                                                                                           261,668                    250,103
Interest on loan                                                                                                3,173,485                2,647,704
Close to cost of sales                                                                                     (6,967,313)              (4,688,310)
Close to Yangming 26-27 Floors                                                                   (1,325,611)              (1,285,440)
Close to Yangming 25 Floor                                                                             (662,806)                 (642,720
                                                                                                                 $ 12,725,339            $ 14,068,390
                                                                                                                    ========               ========

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2007 and 2006

Note 5 – Property and Equipment

Property, plant and equipment consists of the following as of March 31:

                                                                                                                            2007                        2006
Vehicles                                                                                                         $   342,239            $    331,868
Machinery and equipment                                                                                          502                          487
Office equipment                                                                                                  36,530                     34,277
Office furniture                                                                                                     70,182                     68,055
Jiahui Building                                                                                                 6,195,493                5,860,447
25th to 27th Floors of Yangming                                                                     1,988,417                1,928,160
                                                                                                                      8,633,363                8,223,294
Less: Accumulated depreciation                                                                      1,435,793                1,169,028

                                                                                                                 $   7,197,570             $ 7,054,264
                                                                                                                      =======                 =======

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

Note 7 – Short-Term Debt

Short-term debt at March 31, 2007 consists of a bank loan ($257,400 with interest at 9.48%, due in November 2007; secured by real property).

Short-term debt at March 31, 2006 consists of borrowings from financial institutions to finance construction costs.  The balance of $5,241,600 was paid off in part ($558,000), with the balance refinanced with a related party (see Note 3 – Related Party Transaction, Note Payable to Related Party).

Note 8 – Long-Term Debt

Long-term debt consisted of the following as of March 31:

A - Notes payable
                                                                                                                          2007                        2006
Note payable Dengjiapo Credit Cooperatives; interest payable quarterly at 8.06 percent per annum; principal due October 28,
2008; secured by portions of the Yangming building                                      $1,788,932              $ 1,734,720

Note payable Qujiang Credit Cooperatives, interest payable
Quarterly at 8.6 percent per annum; principal due December 29,
2008; secured by portions of the Jiahui building                                               2,702,703                 2,620,800

                                                                                                                    $4,491,635              $ 4,355,520
                                                                                                                      =======                 =======

B - Mortgages Payable

There are 47 mortgages against 47 units in the Yangming International
Tower.  At March 31, 2007 the principle of each mortgage range from a low of $26,259 to a high of $162,767 (an average mortgage of $51,760).
These mortgages have minimum payments due, and are usually paid off when the units are sold.  The average mortgage bears interest at 4.72%
per annum, and varies in term from 6 to 28 years                                          $2,486,079              $ 2,432,638

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2007 and 2006

Less current portion due within one year                                                            131,750                      96,419

                                                                                                                    $2,354,329              $ 2,336,219
                                                                                                                      =======                 =======

                                                Long-term debt, net of current portion          $6,845,964              $ 6,691,739
                                                                                                                      =======                 =======

Note 9 – Income Taxes

The Company has made no provision for income taxes for the three months ended March 31, 2007 and 2006.  The Company has accumulated significant net operating losses from prior to 2006 to offset future taxable income.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2007 and 2006

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

Translation adjustments resulting from the “managed floating exchange” process are included in the accumulated comprehensive income (loss) account in the consolidated statement of shareholders’ equity and amounted to $(120,037) and $(88,103) as of March 31, 2007 and 2006, respectively. The balance sheet amounts with the exception of equity at March 31, 2007 were translated at 7.77 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. The equity accounts were stated at their historical rate. The average translation rate of 7.74 RMB for the three months ended March 31, 2007 was applied to income statement accounts as compared to 7.96 RMB for the year ended December 31, 2006.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2007 and 2006

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

Results of Operations

          Revenues were $420,000 for the three months ended March 31, 2007 compared to revenues of $1,557,000 for the three months ended March 31, 2006.  The revenues were due to sales of condominium units and office space in the Yangming building which sales decreased in the first quarter of 2007 compared to the prior year period.

          Gross profit, defined as sales less cost of sales, was $127,000 for the three months ended March 31, 2007 compared to gross profit of $328,000 for the three months ended March 31, 2006.  Cost of sales consists of costs such as construction and labor costs.  Cost of sales were $294,000 for the three months ended March 31, 2007 compared to $1,229,000 for the three months ended March 31, 2006.

          We also achieved rental income of $90,000 for the three months ended March 31, 2007, compared to rental income of $44,000 for the three months ended March 31, 2006.

          Our operating expenses were $230,000 for the three months ended March 31, 2007 compared to operating expenses of $135,000 for the three months ended March 31, 2006.  Operating expense increased primarily as a result of an increase in legal and professional fees, and a sales tax expense for the first three months of 2007 for which there was no comparable item in the three months ended March 31, 2006.  Depreciation expense charged to operations was $58,000 for the three months ended March 31, 2007 and $55,000 for the three months ended March 31, 2006.

          We had comprehensive income of $24,000 for the three months ended March 31, 2007 compared to comprehensive income of $221,000 for the three months ended March 31, 2006.  This decrease in comprehensive income is primarily due to the decrease in revenues together with the increase in operating expenses for the first quarter of 2007 compared to the prior year period.

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

Liquidity and Capital Resources

          On March 31, 2007, we had a working capital deficit of $5,859,000 and stockholders’ equity of $806,000.  Also, at March 31, 2007, we had cash and cash equivalents of $341,000, total assets of $28,739,000 and total liabilities of $27,933,000.

          A substantial portion of our total liabilities consists of short-term and long-term bank loans, other notes

payable and mortgage loans.  At March 31, 2007, we had short-term bank loans of $257,000  and other notes payable of $5,148,000.   There was also $7,862,000 due to related parties at March 31, 2007.  In addition, at March 31, 2007, we had long-term debt consisting of notes payable and mortgages payable.  Such notes payable are with two entities which have maturity dates of October 28, 2008 and December 29, 2008.  The mortgages payable relate to 47 mortgages against 47 units in the Yangming International Tower.  At March 31, 2007, the principal of each mortgage range from a low of $26,000 to a high of $163,000.  These mortgages have minimum payments due and are usually paid off when the units are sold.  The average mortgages interest is 4.72% per annum, and vary in term from 6 to 28 years.

          Net cash used by operating activities was $537,000 for the three months ended March 31, 2007, which was primarily the result of a net loss of $13,000, together with a decrease in accounts payable of $524,000, a decrease in deferred revenue of $557,000, and an increase in other current assets of $64,000, offset by a decrease in real estate project costs of $508,000 and an increase in other current liabilities of $64,000.  Net cash used by operating activities was $1,041,000 for the three months ended March 31, 2006, which was primarily the result of net income of $237,000 and a decrease in real estate project costs of $381,000 and increase in other current liabilities of $263,000, offset by a decrease in accounts payable of $503,000 and a decrease in deferred revenue of $1,466,000.

          For the three months ended March 31, 2007, we had net cash used by investing activities of $56,000 which was due to the purchase of fixed assets of $34,000 and increase in restricted cash of $23,000, compared to net cash used by investing activities of $478,000 for the three months ended March 31, 2006 which was due to the purchase of fixed assets of $53,000 and increase in restricted cash of $426,000.

          For the three months ended March 31, 2007, net cash provided by financing activities was $836,000, which was primarily the result of proceeds from notes from related parties of $1,386,000 and other loans from related parties of $570,000, offset by the repayment on short-term loans of $385,000, repayment of loans from related parties of $505,000 and repayment of loans from officers of $243,000.  For the three months ended March 31, 2006, net cash provided by financing activities was $968,000, which was primarily the result of proceeds from notes from related parties of $3,071,000 and other loans from related parties of $524,000, offset by the repayment of short-term bank loans of $524,000 and the repayment of notes payable of $2,169,000.

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

Other Information - Certain Relationships and Related Transactions

          To date, several related party transactions have taken place.  We believe that  any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been will be on terms no less favorable to us than those reasonably obtainable from third parties.    As of March 31, 2007, there were advances to officers outstanding of $360,000, advances to employees outstanding of $3,500, and loans due from other related parties of $1,700,000.  As of March 31, 2007, there was $7,862,000 due to related parties and $965,000 due to officers.   Such advances to officers and advance to employees are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant accounts and the advances are credited out.  Loans from and to related parties represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.   Amounts due to officers are temporary

short-term loans from our officers to finance the Company’s operation due to lack of cash resources.

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

Item 3.   Controls and Procedures.

          Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

          None.

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

                                                                                            CHINA PROPERTIES DEVELOPMENTS, INC.
                                                                                            (Registrant)

Dated:   May 21, 2007                                                          By:   /s/ Ping’an Wu
                                                                                                     Ping’an Wu, Chief Executive Officer
                                                                                                     (Principal Executive Officer)

Dated:   May 21, 2007                                                          By:   /s/ Shuo (Steven) Lou
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