Form 10QSB
period 2007-06-30
CHINA PROPERTIES DEVELOPMENTS INC
filed 2007-08-14
CIK 1174741

___________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Common, $.001 par value per share: 19,010,825 outstanding as of August 1, 2007

______________________________________________________________________________

CHINA PROPERTIES DEVELOPMENTS, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

          The consolidated financial statements of China Properties Developments, Inc. and subsidiaries (collectively, the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-KSB for the year ended December 31, 2006.

CHINA PROPERTIES DEVELOPMENTS, INC.

Index to Consolidated Financial Statements
Period Ended June 30, 2007

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
AS OF June 30, 2007 AND 2006

ASSETS
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$ 41,849	$ 81,433
Accounts receivable	-	-
Prepaid expenses	67,432	5,775
Inventory – real estate project costs (Note 4)	13,880,641	13,955,237
Advances to officers (Note 3)	383,510	26,506
Advances to employees (Note 3)	3,268	1,192
Other receivable	74,321	-
Loans to related parties (Note 3)	1,733,673	3,345,556

Total Current Assets	16,184,694	17,415,699

LONG-TERM INVESTMENT	374,016	356,820
PROPERTY AND EQUIPMENT (Note 5)	7,279,634	7,021,080
OTHER ASSETS:
Restricted cash (Note 3)	727,315	693,043
Security deposit	87,223	95,732

	814,538	788,775
	$ 24,652,882	$ 25,582,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
CURRENT LIABILITIES:
Bank loans	$ 262,467	$ 4,757,600
Short term loans	-	768,728
Notes payable	-	-
Accounts payable and accrued expenses	3,305,309	4,534,503
Deferred revenue	2,756,560	4,352,409
Taxes payable	-	189,368
Bank loan interest payable	283,803	492,960
Due to related parties (Note 3)	9,311,227	1,681,285
Due to officers (Note 3)	664,379	945,059
Customer security deposit	38,622	15,813
Current portion of mortgages payable	131,750	-

Total Current Liabilities	16,754,117	17,737,725

LONG-TERM LIABILITIES:
Mortgages payable (Note 8)	2,500,779	2,414,194
Notes payable (Note 8)	4,580,052	4,369,480
Current portion of mortgages payable	(131,750)	-

	6,949,081	6,783,674

STOCKHOLDERS’ EQUITY:
Common stock, no par value, 100,000,000 shares authorized;
19,010,825 shares issued and outstanding	190,108	190,108
Additional paid-in capital	6,230,281	6,230,281
Retained earnings (deficit)	(5,361,507)	(5,274,153)
Accumulated other comprehensive income	(109,198)	(85,261)

	949,684	1,060,975

	$ 24,652,882	$ 25,582,374

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
SALES:
Revenues from sale of building space	$ 165,744	$ 719,021	$ 586,011	$ 2,275,772
Cost of sales	124,167	567,648	417,808	1,796,662

Gross profit	41,577	151,373	168,203	479,110

Rental income	91,331	49,812	181,489	106,640

OPERATING EXPENSES:
Bad debt expense (recovery)	(130,564)	-	(156,047)	-
Depreciation	59,453	55,684	117,208	111,080
Legal and professional fees	18,798	32,545	114,828	44,365
Other general and administrative expenses	51,625	37,939	108,390	110,324
Sales taxes	29,293	-	71,043	-
Selling expenses	4,388	2,932	7,133	11,129

	32,993	129,100	262,555	276,898

Operating Income (loss)	99,915	72,085	87,137	308,852

OTHER INCOME (EXPENSE):
Interest income	36,193	-	37,027	-
Miscellaneous expense	(3,392)	-	(4,623)	-

	32,801		32,404

Net Income (Loss) Before Taxes	132,716	72,085	119,541	308,852

PROVISION FOR TAXES	-	-	-	-

Net Income (Loss)	132,716	72,085	119,541	308,852

OTHER COMPREHENSIVE INCOME (LOSS):
Effects of foreign currency conversion	10,839	2,842	48,272	(13,094)

Comprehensive Income (Loss)	$ 143,555	$ 74,927	$ 167,813	$ 295,758

WEIGHTED AVERAGE SHARES OUTSTANDING	19,010,825	19,010,825	19,010,825	18,448,883

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$ 0.01	$ 0.00	$ 0.01	$ 0.02

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006
CASH FROM OPERATING ACTIVITIES:
Net income (loss)	$ 119,541	$ 308,852
Depreciation	57,755	111,080
Changes in operating assets and liabilities –
(Increase) decrease in accounts receivable	25,980	-
(Increase) decrease in prepaid expense	(67,432)	(55)
(Increase) decrease in real estate project costs	(647,731)	426,700
(Increase) decrease in other current assets	(74,321)	484,102
(Decrease) in accounts payable	(794,900)	(417,400)
(Decrease) increase in other current liabilities	(386,309)	413,343
(Decrease) in deferred revenue	(174,767)	(2,106,239)

Net cash (used) by operating activities	(1,942,184)	(779,617)

CASH FROM INVESTING ACTIVITIES:
Net cash (used) by investing activities	-	-

CASH FROM FINANCING ACTIVITIES:
(Increase) decrease in restricted cash	5,128,000	500,294
Proceeds from (repayment of) short-term bank loans	-	(1,008,400)
Proceeds from (repayment of) other short-term loans	(384,600)	24,728
(Loans to) repayment from related parties	(625,956)	-
Loans from related parties	2,922,007	407,583
Proceeds from (Repayment of) notes payable	(5,128,000)	41,880
(Repayment) of mortgage debt	(10,315)	(28,476)
Loans from officers	2,643	303,363

Net cash provided by financing activities	1,903,779	240,972

Increase (decrease) in cash	(38,405)	(538,645)
Other effects of exchange rates on cash	23,056	5,207

	(15,349)	(533,438)

Cash at beginning of period	57,198	614,871

Cash at end of period	$ 41,849	$ 81,433

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for –
Interest	$ 225,866	$ 275,187
Income taxes	$ -	$ -

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2007 and 2006

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2007 and 2006

D – Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with the United States generally accepted accounting principles for interim financial information.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as of June 30, 2007 and 2006 have been included.  Readers of these financial statements should be note that the interim results for the three month period June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

E - Cash and Cash Equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments with original maturities of three months or less.

F - Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at June 30, 2007 due to the relatively short-term nature of these instruments.

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

June 30, 2007 and 2006

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

June 30, 2007 and 2006

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

Q - Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities for the six months ending June 30, 2007 and 2006.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2007 and 2006

Note 3 – Related Party Transaction

A - Advances to Officers and Employees

“Advance to officers” and “Advance to employee” are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant expense accounts and the advances are credited out. Cash flows from these activities are classified into operating activities.  The total advance to officers was $383,511 and $26,506 as of June 30, 2007 and 2006, respectively. The total advance to employees was $3,269 and $1,192 as of June 30, 2007 and 2006, respectively.

The advances to officers consisted of the following as of June 30:

Name of Officer	Title	2007	2006

Jia, Rong Xin	Account Manager	$ 6,194	$ 651
Chen, Jian Hua	Vice General Manager	1,379	627
Wang, Ying Ming	General Manager	8,268	1,252
Zhang, Yi	Assistant to CEO	28,871	-
Lou, Shuo	CFO	91,864	-
Luo, Xiu Zhen	Vice General Manager	459	438
Zhao, Xiao Guang	Vice General Manager	394	376
Xu, Zhi Qiang	Assistant to CEO	172,900	23,162
Feng, Chu Hua	Secretary of Board of Directors	26,115	-
Wu, Rong	Vice General Manager	43,392	-
Xu, Jin Cheng	Assistant to CEO	3,675	-
		$ 383,511	$ 26,506
		================	=================

The advances to employees consisted of the following as of June 30:

Name of employees	Title	2007	2006

Ma, Guang	Car Driver of CEO	$525	$501
Zhao, Junfang	Car Driver of General Manager	630	376
Dong, Xiangbo	Car Driver	66	63
Bo, Yongxi	Car Driver	1,312	-
Ju, Junling	Car Driver	66	63
Tian, Chupeng	Secretary	66	-
Wu, Zhenxi	Car Driver	0	63
Pu, Chao	Secretary	0	63
Yian, Tao	Secretary	525	-
Shun, Man	Secretary	79	-
Guo, Zhenyu	Car Driver	0	63
		$3,269	$1,192
		=========	===========

B - Loans to Related Parties

“Loans to related parties” and “Due to related parties” represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  The total loans to related parties were $1,733,673 and $3,345,556 as of June 30, 2007 and 2006, respectively. The total borrowing from related parties was $9,311,227 and $1,681,285 as of June 30, 2007 and 2006, respectively.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2007 and 2006

The amounts due from related parties consisted of the following as of June 30:

Name of Related Parties	2007	2006

Jiahui Restaurant	$ 45,488	$ 43,397
Shaanxi Han Tang Trading, Ltd.	-	678,785
Xi'an Qi'an Ceramics Factory	-	218,573
Shaanxi Ruize Industrial Co., Ltd.	909,515	-
Shaanxi Yan Ta Ceramics Factory	229,107	-
Shaanxi Jiahui (Group) Real Estate Co., Ltd.	549,563	2,404,801

	$ 1,733,673	$ 3,345,556
	================	==============

The amounts due to related parties consisted of the following as of June 30:

Name of Related Parties	2007	2006

Shaanxi Xinyuan Industrial Co., Ltd.	$ 6,833,846	$ 594,680
Shaanxi Han Tang Trading, Ltd.	1,241,136	-
Shaanxi Lezhan Property Management Co., Ltd.	291,902	43,253
Shaanxi Ruize Industrial Co., Ltd.	-	392,804
Shaanxi Han Tang Publishing Co.,	134,172	126,751
Shaanxi Zhengyang Real Estate Co.,	328,084	195,850
Shaanxi Brothers Real Estate Co.,	343,751	327,947
Yangming Soho Commercial Flat	7,102	-
Shaanxi San Jian	131,234	-

	$ 9,311,227	$ 1,681,285
	================	==============

C - Due To Officers

“Due to officers” are temporally short-term loans from our officers to finance the Company’s operation due to lack of cash resources.  Cash flows from these activities are classified as cash flows from financing activates.  The total borrowing from officers was $664,379 and $945,059 as of June 30, 2007 and 2006, respectively.

The amounts due to officers consisted of the following as of June 30:

Name of officer	Title	2007	2006

Wang, Yingming	General Manager	$12,104	$21,564
Li, Mengzhou	Vice General Manager	65,617	-
Lou, Shou	CFO	201,816	109351

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2007 and 2006

Wu, Pingan	CEO	364,241	347,689
Wu, Xinan	Assistant to CEO	0	187,800
Gao, Yian	Assistant to CEO	1,521	1,451
Zhang, Yi	Assistant to CEO	19080	206,003
Wu, Xiuying	Assistant to CEO	0	71201
		$664,379	$945,059
		==========	=============

D - Sales to Related Parties

In July 2005, the Company received $734,224 from pre-selling three condominium units and one store space in Yangming to Sino Real Co, Inc., which is wholly owned by US Sino Real LLC.  Mr. Steven Lou, CFO, and his wife are members of US Sino Real LLC, in which there are totally 12 members.   All these units were delivered to the buyer and relevant proceeds were recognized in revenue in 2006.

E - Leases

  The Company leases office and retail space to an affiliate, Shaanxi Jiahui Hantang Book Publishing Co., Ltd., which is majority owned and controlled by directors of the Company.  The lease period is from January 1, 2003 to December 31, 2007.  The rent is $199,650 (based upon the average exchange rate of the RMB for 2006) per year and the rent is payable semi-annually.

  The Company leases the 25th floor of the Yangming Building to a related party, Yangming Soho Commercial Flat, which is majority owned and controlled by directors of the Company.  There is no lease and no rental income has been collected from this related party.  The Company estimates that annual rent, using current rental values, would be approximately $60,400 (based upon the average exchange rate of the RMB for 2006).

Note 4 – Inventoried Real Estate Project Costs

The Company is carrying prepaid real estate project costs, which consist of the costs of the unsold portion of the Yangming Building, as of June 30 as follows:

Construction Costs	2007	2006

Cost of land usage right	$ 110,048	$ 104,989
Compensation for demolition	462,776	441,499
Preconstruction cost	270,669	359,385
City engineering fees	91,158	82,661
Supporting facilities	335,601	374,637
Construction materials	4,435,694	4,174,699
Equipment	758,747	604,398
Foundation engineering	2,769,217	2,384,102
Construction cost	10,030,761	9,295,569

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2007 and 2006

Salary and benefit	186,186	147,722
Architecture fees	135,206	48,803
Supervision expense	266,819	250,905
Interest on loan	3,338,158	2,890,456
Close to cost of sales	(7,282,840)	(5,270,248)
Close to Yangming 26-27 Floors	(1,351,706)	(1,289,560)
Close to Yangming 25 Floor	(675,853)	(644,780)
	$ 13,880,641	$ 13,955,237
	=================	==================

Note 5 – Property and Equipment

Property, plant and equipment consist of the following as of June 30:

Description	2007	2006

Vehicles	$ 348,976	$ 332,931
Machinery and equipment	511	488
Office equipment	37,249	34,385
Office furniture	71,563	68,273
Jiahui Building	6,317,453	5,879,231
25th to 27th Floors of Yangming	2,027,559	1,934,340
	8,803,311	8,249,648
Less: Accumulated depreciation	(1,523,677)	(1,228,568)
	$ 7,279,634	$ 7,021,080
	=================	=================

Note 6 – Long-Term Investment

The long-term investment represents an investment of approximately $374,016 for 300,000 shares of Yan Tan Bank, a state owned bank in Xi’an China. The shares are transferable in accordance with the laws of the PRC. The investment is carried at cost which approximates fair value. Dividend income on these shares is recorded when received. The Company may sell the shares back to the bank at the net book value per share.  The balance of this investment changes on the balance sheet in accord with periodic fluctuations of the RMB.

Note 7 – Short-Term Debt

Short-term debt at June 30, 2007 consists of a bank loan ($262,467 with interest at 9.48%, due in November 2007; secured by real property).

Short-term debt at June 30, 2006 consists of borrowings from financial institutions to finance construction costs.

Note 8 – Long-Term Debt

Long-term debt consisted of the following as of March 31:

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2007 and 2006

A - Notes payable
                                                                                                                2007                      2006
Note payable Dengjiapo Credit Cooperatives; interest payable quarterly at 8.06 percent per annum; principal due October 28,
2008; secured by portions of the Yangming building                              $1,824,147          $ 1,740,280

Note payable Qujiang Credit Cooperatives, interest payable
Quarterly at 8.6 percent per annum; principal due December 29,
2008; secured by portions of the Jiahui building                                       2,755,906             2,629,200

                                                                                                            $4,580,052          $ 4,369,480
                                                                                                             ========          ========

B - Mortgages Payable

There are 47 mortgages against 47 units in the Yangming International
Tower.  At June 30, 2007 the principle of each mortgage range from a low of $26,259 to a high of $162,767 (an average mortgage of $51,760).  These mortgages have minimum payments due, and are usually paid off when the units are sold.  The average mortgage bears
interest at 4.72% per annum, and varies in term from 6 to 28 years          $2,500,779          $ 2,414,,194

Less current portion due within one year                                                      131,750

                                                                                                              $2,369,029          $ 2,414,194
                                                                                                              ========          ========

                           Long-term debt, net of current portion                         $6,949,081           $ 6,783,674
                                                                                                              ========          ========

Note 9 – Income Taxes

The Company has made no provision for income taxes for the six months ended June 30, 2007 and 2006.  The Company has accumulated significant net operating losses from prior to 2006 to offset future taxable income.

Note 10 - Foreign Currency Translation

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

June 30, 2007 and 2006

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

Translation adjustments resulting from the “managed floating exchange” process are included in the accumulated comprehensive income (loss) account in the consolidated statement of shareholders’ equity and amounted to $(109,198) and $(85,261) as of June 30, 2007 and 2006, respectively. The balance sheet amounts with the exception of equity at June 30, 2007 were translated at 7.62 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. The equity accounts were stated at their historical rate. The average translation rate of 7.69 RMB for the six months ended June 30, 2007 was applied to income statement accounts as compared to 7.96 RMB for the year ended December 31, 2006.

Note 11 - Recent Accounting Pronouncements

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

June 30, 2007 and 2006

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

Overview

Executive Overview

          China Properties Developments, Inc. (“we”, “us”, “our” or the “Company”) was incorporated in the State of Colorado on June 15, 2001 under the name Bangla Property Management, Inc. (“Bangla”).  In October 2005, and pursuant to an Amended and Restated Agreement and Plan of Merger dated August 17, 2005, Bangla acquired Wollaston Industrial Limited (“Wollaston”), the owner of 90.28% equity interests of Xi’an Jiahui Real Estate Co., Ltd (“Jiahui”), by the issuance of 10 million shares of common stock to Wollaston’s shareholders.  Bangla’s name was subsequently changed to China Properties Developments, Inc. to better reflect the business nature of the Company.

          Prior to the acquisition of Wollaston, the principal business of the Company was real estate property management.  Contemporaneously with acquisition of Wollaston, the Company transferred all of the common stock of Bangla Properties Inc., the Company’s then subsidiary which held all of the Company’s assets prior to the acquisition of Wollaston, to Shawn Erickson, the Company’s then President.  As a result of the Wollaston acquisition, we are now primarily engaged in the business of real estate development, including sale and lease of real estate in Xi’an City, Shaanxi Province, People’s Republic of China (“PRC”). Our primary business objective has been to pursue the practice of dividing our completed development projects into discrete units and selling them to third party buyers to generate development income.  In addition, we have and will retain portions of our completed projects to earn recurring leasing income.

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

Results of Operations

          Revenues were $166,000 and $586,000 for the three and six months ended June 30, 2007 compared to revenues of $719,000 and $2,276,000 for the three and six months ended June 30, 2006.  The revenues were due to sales of condominium units and office space in the Yangming building which sales decreased in the first six months of 2007 compared to the prior year period.

          Gross profit, defined as sales less cost of sales, was $42,000 and $168,000 for the three and six months ended June 30, 2007 compared to gross profit of $151,000 and $479,000 for the three and six months ended June 30, 2006. Cost of sales consists of costs such as construction and labor costs.  Cost of sales were $124,000 and $418,000 for the three and six months ended June 30, 2007 compared to $568,000 and $1,797,000 for the three and six months ended June 30, 2006.

          We also achieved rental income of $91,000 and $181,000 for the three and six months ended June 30, 2007, compared to rental income of $50,000 and $107,000 for the three and six months ended June 30, 2006.

          Our operating expenses were $33,000 for the three months ended June 30, 2007 compared to operating expenses of $129,000 for the three months ended June 30, 2006.  For the six months ended June 30, 2007, operating expenses were $263,000 compared to $277,000 for the six months ended June 30, 2006. Operating expenses decreased primarily as a result of a bad debt recovery of $131,000 and $156,000 for the three and six months ended June 30, 2007 for which there was no comparable item in the three and six months ended June 30, 2006.  During the three and six months ended June 30, 2007, other general and administrative expenses were $52,000 and $108,000 compared to $38,000 and $110,000 for the prior year periods.  Depreciation expense charged to operations was $59,000 and $117,000 for the three and six months ended June 30, 2007 compared to $56,000 and $111,000 for the three and six months ended June 30, 2006.

          We incurred comprehensive income of $144,000 and $168,000 for the three and six months ended June 30, 2007 compared to comprehensive income of $75,000 and $296,000 for the three and six months ended June 30, 2006. This decrease in comprehensive income for the six months ended June 30, 2007 compared to the prior year period is primarily due to the decrease in revenues offset to a minor extent by a decrease in operating expenses due primarily to the bad debt recovery as described above.

Operations Outlook

          During the next twelve months, we intend to continue to make efforts to sell and lease the remaining spaces of Yangming International Tower.   In addition, on June 13, 2007, we entered into a Securities Subscription Agreement (the “Shaanxi Subscription Agreement”) with Shaanxi Xinyuan Real Estate Co. Ltd. (“Shaanxi”) pursuant to which we have agreed to subscribe for and purchase new treasury shares of Shaanxi and Shaanxi has agreed to issue the shares to us, such that we will own 90% of the issued and outstanding share capital of Shaanxi after the purchase has been completed (the “Shaanxi Shares”).   Such agreement replaces the Shaanxi February 2006 Agreement which was terminated contemporaneously with execution of the Shaanxi Subscription Agreement (see below for additional information).  We are also actively and aggressively pursuing other real estate opportunities within Xi’an and its surrounding areas.  Currently there are three specific projects that are in various stages of negotiations and planning, in addition to the Yan-Ta Project being undertaken by Shaanxi.  There can be no assurance that we will complete the acquisition of the Shaanxi Shares or any of these others projects or that the Yan-Ta Project as well as well as these other possible projects will be completed or, if completed, that any of them will be a commercial success.

          We cannot predict with certainty what revenues we can expect during the next twelve months, although we believe that we probably will have enough revenue, when added to our cash on hand, to pay our operating expenses, including our debt service, for the next twelve months.  However, significant capital resources will be required to fund our development expenditures including the purchase of the Shaanxi Shares.  Since our performance continues to be dependent on future cash flows from real estate sales and rental income, there can be no assurance that we will generate sufficient cash flow or otherwise obtain sufficient funds from other sources to meet the expected development plans for our properties.  We anticipate that we will seek to raise additional capital to expand our operations, although we cannot guarantee that we will be able to raise that capital on terms acceptable to us or at all.

          The June 2007 Shaanxi Agreements

          As mentioned above, on June 13, 2007, we entered into the Shaanxi Subscription Agreement pursuant to which we have agreed to subscribe for and purchase new treasury shares of Shaanxi and Shaanxi has agreed to issue the shares to the Company, such that we will own 90% of the issued and outstanding share capital of Shaanxi after the purchase has been completed.

          The purchase price for the Shaanxi Shares shall be RMB 230,000,000 (estimated to be approximately US$30 million at the current currency exchange rate which is subject to change) (the “Purchase Price”) which shall be paid by us to Shaanxi at closing.  We have agreed with Shaanxi that our obligation to purchase the Shaanxi Shares is subject to our obtaining equity or debt financing, on terms which are acceptable to us at our sole discretion, and  the net proceeds realized by us therefrom is no less than the full amount of the Purchase Price.   The closing of the purchase and sale of the Shaanxi Shares shall take place as soon as reasonably possible following the completion by the Company of the aforesaid financing.  The Shaanxi Subscription Agreement may be terminated by either of the parties in the event that the closing thereunder has not occurred within 240 days of the signing of the Shaanxi Subscription Agreement, unless extended by the mutual written consent of the parties.  No assurance can be made that we will be able to complete the purchase of the Shaanxi Shares.

          As mentioned above, on June 13, 2007, and contemporaneously with the execution of the Shaanxi Subscription Agreement, we also entered into a Termination Agreement with Shaanxi pursuant to which the parties agreed to terminate and abandon the Purchase Agreement dated February 16, 2006 by and among the Company, Shaanxi and certain selling shareholders of Shaanxi (the “Shaanxi February 2006 Agreement”).  Pursuant to the Shaanxi February 2006 Agreement, the Company was to have acquired not less than 90% of the outstanding common stock of Shaanxi for 15,000,000 shares of common stock of the Company and 15,000,000 shares of Series A Preferred Stock of the Company.

          Shaanxi is the developer of the Yan-Ta Shopping Mall project in Xi’an, China.  Comprising a large urban park, a high-end shopping mall and entertainment facilities, The Yan-Ta Shopping Mall is listed as one of The City of Xi’an’s Key Projects for 2005/06. The park, already under way, will occupy 12 acres. Below ground, a three-story shopping mall will provide 1,291,670 square feet of retail and commercial space plus 2,000 parking spaces.  Designed to complement the unique characteristics of Xi’an’s historic and geographic features, the park will provide space for walking, exercising and large-scale gatherings. The northern part of the park will have an open performance platform; a large fountain will dominate the middle of the expanse; and the southern section will be plant and flower gardens.  Fountains and waterfalls with displays operated with advanced technology will be scattered throughout. Well designed lighting will keep the city night alive. This square is expected to be a landmark in Xi’an’s southern area and will be known to as a luxurious place for shopping, work and leisure.  Development of Phase I of Yan-Ta Shopping Mall commenced in 2004 and occupancy is scheduled to commence in the second quarter of 2007. Development of Phase II is scheduled commenced in 2007 and occupancy is scheduled for completion in 2009.

          Shaanxi is a majority owned subsidiary of The Jaihui Group which is majority owned by Ping’an Wu and his family.  The remaining equity interest in Shannxi is owned by Mr. Wu and his family. Ping’an Wu is the Company’s Chairman, Chief Executive Officer, President and a director.

          We believe that the foregoing transaction with Shaanxi is on terms at least as favorable as could have been obtained from an unrelated third party.

Liquidity and Capital Resources

          On June 30, 2007, we had a working capital deficit of $569,000 and stockholders’ equity of $950,000.  Also, at June 30, 2007, we had cash and cash equivalents of $42,000, total assets of $24,653,000 and total liabilities of $23,703,000.

          A substantial portion of our total liabilities consists of short-term and long-term bank loans, other notes payable and mortgage loans.  At June 30, 2007, we had short-term bank loans of $262,000.   There was $9,311,000 due to related parties at June 30, 2007.  In addition, at June 30, 2007, we had long-term debt consisting of notes payable in the aggregate amount of $4,580,000 and mortgages payable in the aggregate amount of $2,501,000. Such notes payable are with two entities which have maturity dates of October 28, 2008 and December 29, 2008.  The mortgages payable relate to 47 mortgages against 47 units in the Yangming International Tower. At June 30, 2007, the principal of each mortgage range from a low of $26,000 to a high of $163,000.  These mortgages have minimum payments due and are usually paid off when the units are sold.  The average mortgages interest is 4.72% per annum, and vary in term from 6 to 28 years.

          Net cash used by operating activities was $1,942,000 for the six months ended June 30, 2007, which was primarily the result of net income of $120,000, offset by an increase in real estate project costs of $648,000, a decrease in accounts payable of $795,000, a decrease in other current liabilities of $386,000 and a decrease in deferred revenue of $175,000.  Net cash used by operating activities was $780,000 for the six months ended June 30, 2006, which was primarily the result of net income of $309,000, a decrease in real estate projects costs of $427,000, a decrease in other current assets of $484,000, increase in other current liabilities of $413,000, offset by a decrease in accounts payable of $417,000 and a decrease in deferred revenue of $2,106,000.

          For the six months ended June 30, 2007 and 2006, we had no cash from investing activities.

          For the six months ended June 30, 2007, net cash provided by financing activities was $1,904,000, which was primarily the result of decrease in restricted cash of $5,128,000 and loans from related parties of $2,922,000, offset by repayment of other short-term loans of $385,000, loans to related parties of $626,000 and repayment of notes payable of $5,128,000.  For the six months ended June 30, 2006, net cash provided by financing activities was $241,000, which was primarily the result of decrease in restricted cash of $500,000, loans from related parties of $408,000 and loans from officers of $303,000, offset by the repayment of short-term bank loans of $1,008,000.

          As mentioned above, we believe that we probably will have enough revenue, when added to our cash on hand, to pay our operating expenses for the next twelve months.  However, significant capital resources will be required to fund our development expenditures including the funds necessary to complete the purchase of the Shaanxi Shares.  We anticipate that we will seek to raise additional capital to expand our operations, although we cannot guarantee that we will be able to raise that capital on terms acceptable to us or at all.

Other Information - Certain Relationships and Related Transactions

          To date, several related party transactions have taken place, in addition to the contemplated purchase of the Shaanxi Shares.  We believe that  any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been will be on terms no less favorable to us than those reasonably obtainable from third parties.    As of June 30, 2007, there were advances to officers outstanding of $384,000, advances to employees outstanding of $3,000, and loans due from other related parties of $1,734,000.  As of June 30, 2007, there was $9,311,000 due to related parties and $664,000 due to officers. Such advances to officers and advance to employees are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant accounts and the advances are credited out.  Loans from and to related parties represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.   Amounts due to officers are temporally short-term loans from our officers to finance the Company’s operation due to lack of cash resources.

          We lease office and retail space to an affiliate, Shaanxi Jiahui Hantang Book Publishing Co., Ltd., which  is  majority  owned  and  controlled  by directors  of  the  Company.   The  lease  period  is  from January 1, 2003 to December 31, 2007.  The rent is $199,650 (based upon the average exchange rate of the RMB for 2006) per year and the rent is payable semi-annually.

          We lease the 25th floor of  the  Yangming  Building  to  a  related  party,  Yangming  Soho Commercial Flat, which is majority owned and controlled by directors of the Company.   There is no lease and no rental income has been collected  from this related party.  The Company estimates that annual rent, using current rental values, would be approximately $60,400 (based upon the average exchange rate of the RMB for 2006).

Recent Accounting Pronouncements

          The following is disclosure regarding recent accounting pronouncements and their effect or potential effect on the Company’s financial statements.

          In  May 2006,  the  Financial  Accounting Standards  Board  (“FASB”)  issued FASB Statement  No. 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  This statement replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim  Financial  Statements”,  and  changes  the  requirements  for the  accounting for  and  reporting  of  a  change  in accounting  principle.    It  applies  to  all  voluntary changes in  accounting  principle  and  to  changes  required  by an accounting  pronouncement   which   does not   include  specific  transition   provisions.

          FASB No. 154 requires retrospective  application  to  prior  periods’ financial  statements  of  changes  in  accounting  principle,  unless  it  is impracticable to determine either the period-specific effects or the cumulative effect of the change.

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

          In  December  2006,  the  FASB  issued  SFAS  No.  123R  “Share-Based  Payment.”  This  Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the  company or  (b)  liabilities that  are  based  on  the  fair  value of  the  company’s equity instruments  or  that  may be settled  by the  issuance of such equity instruments.  This  Standard eliminates  the  ability to account  for  share-based compensation  transactions  using  Accounting  Principles Board  Opinion  No.  25,  “Accounting  for  Stock  Issued  to Employees,” and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2006.  The adoption of the statement had no impact on the Company's results of operation or financial position.

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

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging  Activities.”     This  statement  amends  and  clarifies  financial  accounting  and reporting  for   derivative instruments,  including certain derivative  instruments  embedded  in other  contracts and for  hedging activities  under FASB  Statement  No.  133, “Accounting for Derivative Instruments and Hedging  Activities.”    This Statement is effective for contracts entered into or modified after June 30, 2003, and for  hedging relationships  designated after June 30, 2003.  Management believes that this statement did not have a material impact on the Company’s results of operations or financial position.

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

          For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending  after  December  15,  2003.     For  all  entities  that  were  acquired subsequent  to  January  31,  2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of FIN 46 did not have a material impact on the Company’s results of operations or financial position.

Off-Balance Sheet Arrangements

          The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

Item 3.       Controls and Procedures.

          Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                                                                                                CHINA PROPERTIES DEVELOPMENTS, INC.
                                                                                                (Registrant)

Dated:    August 13, 2007                                          By:          /s/ Ping’an Wu
                                                                                                Ping’an Wu, Chief Executive Officer
                                                                                                (Principal Executive Officer)

Dated:    August 13, 2007                                          By:          /s/ Shuo (Steven) Lou
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