Form 10QSB
period 2007-09-30
CHINA PROPERTIES DEVELOPMENTS INC
filed 2007-11-14
CIK 1174741

_______________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Common, $.001 par value per share: 19,010,825 outstanding as of November 1, 2007

______________________________________________________________________

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

CHINA PROPERTIES DEVELOPMENTS, INC.

Index to Consolidated Financial Statements
Period Ended September 30, 2007

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
AS OF September 30, 2007 AND 2006

ASSETS
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$ 312,559	$ 166,080
Prepaid expenses	0	117,829
Inventory – real estate project costs (Note 4)	13,397,434	14,251,372
Advances to officers (Note 3)	307,668	111,245
Advances to employees (Note 3)	3,312	3,277
Other receivable	75,334	-
Loans to related parties (Note 3)	1,855,849	793,792

Total Current Assets	15,952,156	15,443,595

LONG-TERM INVESTMENT	379,110	360,810
PROPERTY AND EQUIPMENT (Note 5)	7,318,968	7,042,699
OTHER ASSETS:
Restricted cash (Note 3)	738,076	700,853
Security deposit	88,411	96,803

	826,487	797,656

	$ 24,476,721	$ 23,644,760
	===============	===============

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

CURRENT LIABILITIES:
Bank loans	$ 266,042	$ 379,800
Short term loans		949,500
Accounts payable and accrued expenses	2,874,346	4,595,128
Deferred revenue	1,436,987	4,204,977
Taxes payable	17,997	229,147
Bank loan interest payable	371,143	558,129
Due to related parties (Note 3)	10,015,808	3,733,437
Due to officers (Note 3)	673,418	909,152
Due to employees (Note 3)	120	-
Customer security deposit	39,148	37,260
Withhoding payable	412,783	-
Current portion of mortgages payable	141,407	-

Total Current Liabilities	16,249,199	15,596,530

LONG-TERM LIABILITIES:
Mortgages payable (Note 8)	2,460,478	2,508,143
Notes payable (Note 8)	4,642,439	4,418,340
Current portion of mortgages payable	(141,407)	-

	6,961,510	6,926,483

STOCKHOLDERS’ EQUITY:
Common stock, no par value, 100,000,000 shares authorized;
19,010,825 shares issued and outstanding	190,108	190,108
Additional paid-in capital	6,230,281	6,230,281
Retained earnings (deficit)	(5,059,389)	(5,224,972)
Accumulated other comprehensive income	(94,988)	(73,670)

	1,266,012	1,121,747

	$ 24,476,721	$ 23,644,760
	===============	===============

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30,
	2007	2006	2007	2006
SALES:
Revenues from sale of building space	$ 1,367,447	$ 355,923	$ 1,953,458	$ 2,631,695
Cost of sales	949,613	280,991	1,367,421	2,077,653

Gross profit	417,834	74,932	586,037	554,042

Rental income	96,238	62,874	277,727	169,514

OPERATING EXPENSES:
Bad debt expense (recovery)		-	(158,540)	-
Depreciation	61,291	56,488	178,499	167,568
Legal and professional fees	5,138	129	119,966	44,494
Other general and administrative expenses	56,341	27,592	164,057	137,916
Sales taxes	90,244	-	161,287	-
Selling expenses	934	4,416	8,067	15,545

	213,948	88,625	473,336	365,523

Operating Income (loss)	300,124	49,181	390,428	358,033

OTHER INCOME (EXPENSE):
Interest income	3,094	-	40,121	-
Miscellaneous expense	(4,268)	-	(8,891)	-

	(1,174)		31,230

Net Income (Loss) Before Taxes	298,950	49,181	421,658	358,033

PROVISION FOR TAXES	-	-	-	-

Net Income (Loss)	298,950	49,181	421,658	358,033

OTHER COMPREHENSIVE INCOME (LOSS):
Effects of foreign currency conversion	11,717	9,963	62,482	(1,503)

Comprehensive Income (Loss)	$ 310,667	$ 59,144	$ 484,140	$ 356,530
	===========	===========	===========	===========

WEIGHTED AVERAGE SHARES OUTSTANDING	19,010,825	19,010,825	19,010,825	18,636,197

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$ 0.02	$ 0.00	$ 0.03	$ 0.02

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
CASH FROM OPERATING ACTIVITIES:
Net income (loss)	$ 421,658	$ 358,033
Depreciation	178,499	167,568
Changes in operating assets and liabilities –
(Increase) decrease in accounts receivable	25,980	-
(Increase) decrease in prepaid expense		(112,109)
(Increase) decrease in real estate project costs	(164,524)	52,458
(Increase) decrease in other current assets	(75,334)	396,207
(Decrease) in accounts payable	(1,225,863)	(356,775)
(Decrease) increase in other current liabilities	93,519	539,738
(Decrease) in deferred revenue	(1,494,340)	(2,253,671)

Net cash (used) by operating activities	(2,240,405)	(1,208,551)

CASH FROM INVESTING ACTIVITIES:
Net cash (used) by investing activities	-	-

CASH FROM FINANCING ACTIVITIES:
(Increase) decrease in restricted cash	5,128,000	3,034,484
Proceeds from (repayment of) short-term bank loans	-	(5,386,200)
Proceeds from (repayment of) other short-term loans	(384,600)	205,500
(Loans to) repayment from related parties	(661,359)	2,563,334
Loans from related parties	3,539,816	2,448,165
Proceeds from long-term loans	-	90,740
Proceeds from (Repayment of) notes payable	(5,128,000)	(2,542,000)
(Repayment) of mortgage debt	(50,616)	65,473
(Loans to) officers	(190,940)	-
Loans from officers	278,464	267,456

Net cash provided by financing activities	2,530,765	746,952

Increase (decrease) in cash	290,360	(461,599)
Other effects of exchange rates on cash	(34,999)	12,808

	255,361	(448,791)

Cash at beginning of period	57,198	614,871

Cash at end of period	$ 312,559	$ 166,080
	============	============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for –
Interest	$233,825	$ 388,223
Income taxes	$ -	$ 138,754

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2007 and 2006

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2007 and 2006

D – Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with the United States generally accepted accounting principles for interim financial information.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as of Septembertember 30, 2007 and 2006 have been included.  Readers of these financial statements should be note that the interim results for the three month period September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

E - Cash and Cash Equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments with original maturities of three months or less.

F - Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at September 30, 2007 due to the relatively short-term nature of these instruments.

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

September 30, 2007 and 2006

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

September 30, 2007 and 2006

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

Q - Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities for the nine months ending September 30, 2007 and 2006.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2007 and 2006

Note 3 – Related Party Transaction

A - Advances to Officers and Employees

“Advance to officers” and “Advance to employee” are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant expense accounts and the advances are credited out. Cash flows from these activities are classified into operating activities.  The total advance to officers was $307,668 and $111,245 as of Sep 30, 2007 and 2006, respectively. The total advance to employees was $3,312 and $3,277 as of September 30, 2007 and 2006, respectively.

The advances to officers consisted of the following as of September 30:

Name of Officer	Title	2007	2006
Jia, Rong Xin	Account Manager	$ 6,279	$ 5,722
Chen, Jian Hua	Vice General Manager	1,398	1,331
Wang, Ying Ming	General Manager	8,380	3,545
Zhang, Yi	Assistant to CEO	29,265	2,532
Lou, Shuo	CFO	93,115
Luo, Xiu Zhen	Vice General Manager	466	443
Zhao, Xiao Guang	Vice General Manager	399	380
Xu, Zhi Qiang	Assistant to CEO	102,094	85,392
Feng, Chu Hua	Secretary of Board of Directors	26,471	8,862
Wu, Rong	Vice General Manager	3,725	3,038
Xu, Jin Cheng	Assistant to CEO	36,076	5,722
		$ 307,668	$ 111,245

The advances to employees consisted of the following as of September 30:

Name of employees	Title	2007	2006
Ma, Guang	Car Driver of CEO	$531	$506
Zhao, Junfang	Car Driver of General Manager	639	608
Dong, Xiangbo	Car Driver	67	63
Bo, Yongxi	Car Driver	1330	1266
Ju, Junling	Car Driver	67	63
Tian, Chupeng	Secretary	67	63
Wu, Zhenxi	Car Driver	0	63
Pu, Chao	Secretary	0	63
Yian, Tao	Secretary	531	506
Shun, Man	Secretary	80	76
		$ 3,312	$3,277

B - Loans to Related Parties

“Loans to related parties” and “Due to related parties” represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  The total loans to related parties were $1,855,849 and $793,792 as of September 30, 2007 and 2006, respectively. The total borrowing from related parties was $10,015,808 and $3,733,437 as of September 30, 2007 and 2006, respectively.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2007 and 2006

The amounts due from related parties consisted of the following as of September 30:

Name of Related Parties	2007	2006

Jiahui Restaurant	$ 46,108	$ 43,882
Shaanxi Han Tang Trading, Ltd.	-
Xi'an Qi'an Ceramics Factory	-	221,017
Shaanxi Ruize Industrial Co., Ltd.	929,784
Shaanxi Yan Ta Ceramics Factory	232,227
Shaanxi Jiahui (Group) Real Estate Co., Ltd.	559,710	528,893
Shaanxi Lezhan Property Management Co., Ltd.	87,618
Business Management Co., Ltd	402	0
	$ 1,855,849	$ 793,792

The amounts due to related parties consisted of the following as of September 30:

Shaanxi Xinyuan Industrial Co., Ltd.	$ 7,150,920	$ 1,282,910
Shaanxi Han Tang Trading, Ltd.	1,244,252	1,186,292
Shaanxi Lezhan Property Management Co., Ltd.	383,832	56,980
Shaanxi Ruize Industrial Co., Ltd.	-	397,196
Shaanxi Han Tang Publishing Co.,	415,677	280,405
Shaanxi Zhengyang Real Estate Co.,	332,553	198,040
Shaanxi Brothers Real Estate Co.,	348,434	331,614
Yangming Soho Commercial Flat	7,119	0
Shaanxi San Jian	133,021	0

	$ 10,015,808	$ 3,733,437

C - Due To Officers

“Due to officers” are temporally short-term loans from our officers to finance the Company’s operation due to lack of cash resources.  Cash flows from these activities are classified as cash flows from financing activates.  The total borrowing from officers was $673,424 and $909,152 as of September 30, 2007 and 2006, respectively.

The amounts due to officers consisted of the following as of September 30:

Name of officer	Title	2007	2006

Wang, Yingming	General Manager	12,268	21,805
Li, Mengzhou	Vice General Manager	66,510
Lou, Shou	CFO	204,564	136,098
Wu, Pingan	CEO	369,201	351,576
Wu, Xinan	Assistant to CEO	0	189,900
Gao, Yian	Assistant to CEO	1,541	1,467
Zhang, Yi	Assistant to CEO	19,334	208,306
		673,418	909,152

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2007 and 2006

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

Note 4 – Inventoried Real Estate Project Costs

The Company is carrying prepaid real estate project costs, which consist of the costs of the unsold portion of the Yangming Building, as of September 30 as follows:

Construction Costs	2007	2006

Cost of land usage right	$ 111,547	$ 106,163
Compensation for demolition	469,079	446,436
Preconstruction cost	274,356	363,404
City engineering fees	92,400	85,497
Supporting facilities	344,429	380,092
Construction materials	4,370,532	4,259,476
Equipment	812,314	611,156
Foundation engineering	2,858,611	2,410,761
Construction cost	10,167,393	9,410,671
Salary and benefit	193,842	164,176
Architecture fees	137,048	49,349
Supervision expense	350,266	307,405
Interest on loan	3,609,302	3,221,314
Close to cost of sales	(8,338,508)	(5,608,558)
Close to Yangming 26-27 Floors	(1,370,118)	(1,303,980)
Close to Yangming 25 Floor	(685,059)	(651,990)
	$ 13,397,434	$ 14,251,372

Note 5 – Property and Equipment

Property, plant and equipment consist of the following as of September 30:

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2007 and 2006

Description	2007	2006

Vehicles	$ 353,729	$ 336,654
Machinery and equipment	518	494
Office equipment	37,757	34,773
Office furniture	72,538	69,036
Jiahui Building	6,403,504	5,944,973
25th to 27th Floors of Yangming	2,055,178	1,955,970
	8,923,224	8,341,900
Less: Accumulated depreciation	(1,604,256)	(1,299,201)
	$ 7,318,968	$ 7,042,699

Note 6 – Long-Term Investment

The long-term investment represents an investment of approximately $379,110 for 300,000 shares of Yan Tan Bank, a state owned bank in Xi’an China. The shares are transferable in accordance with the laws of the PRC. The investment is carried at cost which approximates fair value. Dividend income on these shares is recorded when received. The Company may sell the shares back to the bank at the net book value per share.  The balance of this investment changes on the balance sheet in accord with periodic fluctuations of the RMB.

Note 7 – Short-Term Debt

Short-term debt at September 30, 2007 consists of a bank loan ($266,042 with interest at 9.48%, due in November 2007; secured by real property).

Short-term debt at September 30, 2006 consists of borrowings from financial institutions to finance construction costs.

Note 8 – Long-Term Debt

Long-term debt consisted of the following as of September 30:

A - Notes payable

                                                                                                                      2007                        2006
Note payable Dengjiapo Credit Cooperatives; interest payable quarterly at 8.06 percent per annum; principal due October 28,
2008; secured by portions of the Yangming building                                 $ 1,848,994             $ 1,759,740

Note payable Qujiang Credit Cooperatives, interest payable
Quarterly at 8.6 percent per annum; principal due December 29,
2008; secured by portions of the Jiahui building                                            2,793445                2,658,600

                                                                                                               $ 4,642,439             $ 4,418,340
                                                                                                               =========            ========

B - Mortgages Payable

There are 47 mortgages against 47 units in the Yangming International
Tower.  At September 30, 2007 the principle of each mortgage range from a low of $26,259 to a high of $162,767 (an average mortgage of
$51,760).  These mortgages have minimum payments due, and are usually paid off when the units are sold.  The average mortgage bears
interest at 4.72% per annum, and varies in term from 6 to 28 years             $2,460,478           $ 2,508,143

Less current portion due within one year                                                         141,407

                                                                                                                 $2,319,071            $ 2,508,143
                                                                                                               =========            ========

                              Long-term debt, net of current portion                         $6,961,510            $ 6,926,483
                                                                                                               =========            ========

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2007 and 2006

Note 9 – Income Taxes

The Company has made no provision for income taxes for the nine months ended September 30, 2007 and 2006.  The Company has accumulated significant net operating losses from prior to 2006 to offset future taxable income.

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

Translation adjustments resulting from the “managed floating exchange” process are included in the accumulated comprehensive income (loss) account in the consolidated statement of shareholders’ equity and amounted to $(103,135) and $(73,670) as of September 30, 2007 and 2006, respectively. The balance sheet amounts with the

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2007 and 2006

exception of equity at September 30, 2007 were translated at 7.52 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. The equity accounts were stated at their historical rate. The average translation rate of 7.57 RMB for the three months ended September 30, 2007 was applied to income statement accounts as compared to 7.96 RMB for the year ended December 31, 2006.

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

September 30, 2007 and 2006

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

Executive Overview

          China Properties Developments, Inc. (“we”, “us”, “our” or the “Company”) was incorporated in the State of Colorado on September 15, 2001 under the name Bangla Property Management, Inc. (“Bangla”).  In October 2005, and pursuant to an Amended and Restated Agreement and Plan of Merger dated August 17, 2005, Bangla acquired Wollaston Industrial Limited (“Wollaston”), the owner of 90.28% equity interests of Xi’an Jiahui Real Estate Co., Ltd (“Jiahui”), by the issuance of 10 million shares of common stock to Wollaston’s shareholders.  Bangla’s name was subsequently changed to China Properties Developments, Inc. to better reflect the business nature of the Company.

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

Results of Operations

          Revenues were $1,367,000 and $1,953,000 for the three and nine months ended September 30, 2007 compared to revenues of $356,000 and $2,632,000 for the three and nine months ended September 30, 2006.  The revenues were due to sales of condominium units and office space in the Yangming building which sales decreased in the first nine months of 2007 compared to the prior year period.

          Gross profit, defined as sales less cost of sales, was $418,000 and $586,000 for the three and nine months ended September 30, 2007 compared to gross profit of $75,000 and $554,000 for the three and nine months ended September 30, 2006. Cost of sales consists of costs such as construction and labor costs.  Cost of sales were $950,000 and $1,367,000 for the three and nine months ended September 30, 2007 compared to $281,000 and $2,078,000 for the three and nine months ended September 30, 2006.

          We also achieved rental income of $96,000 and $278,000 for the three and nine months ended September 30, 2007, compared to rental income of $63,000 and $170,000 for the three and nine months ended September 30, 2006.

          Our operating expenses were $214,000 for the three months ended September 30, 2007 compared to operating expenses of $89,000 for the three months ended September 30, 2006.  For the nine months ended September 30, 2007, operating expenses were $473,000 compared to $366,000 for the nine months ended September 30, 2006. Despite a bad debt recovery of $159,000 for the nine months ended September 30, 2007 for which there was no comparable item for the nine months ended September 30, 2006, operating expenses increased for the nine months ended September 30, 2007 compared to the prior year period primarily as a result of a $75,000 increase in legal and professional fees, a $27,000 increase in other general and administrative expenses, and a sales tax expense of $161,000 for the nine months ended September 30, 2007 compared to $0 for the nine months ended September 30, 2006.  For the three months ended September 30, 2007, operating expenses also increased compared to the prior year period primarily as a result of a $29,000 increase in other general and administrative expenses, a $5,000 increase in legal and professional fees and a sales tax expense of $90,000 compared to $0 for the three months ended September 30, 2006.  Depreciation expense charged to operations was $61,000 and $178,000 for the three and nine months ended September 30, 2007 compared to $56,000 and $168,000 for the three and nine months ended September 30, 2006.

          We achieved comprehensive income of $311,000 and $484,000 for the three and nine months ended September 30, 2007 compared to comprehensive income of $59,000 and $357,000 for the three and nine months ended September 30, 2006.  The increase in comprehensive income for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 is primarily due to an increase in revenues from the sale of building space offset by an increase in expenses.  The increase for the nine months of 2007 compared to the prior year period is primarily due to the bad debt recovery of $159,000 in 2007 for which there was no comparable item in 2006.

Operations Outlook

          During the next twelve months, we intend to continue to make efforts to sell and lease the remaining spaces of Yangming International Tower.   In addition, on September 13, 2007, we entered into a Securities Subscription Agreement (the “Shaanxi Subscription Agreement”) with Shaanxi Xinyuan Real Estate Co. Ltd. (“Shaanxi”) pursuant to which we have agreed to subscribe for and purchase new treasury shares of Shaanxi and Shaanxi has agreed to issue the shares to us, such that we will own 90% of the issued and outstanding share capital of Shaanxi after the purchase has been completed (the “Shaanxi Shares”).   Such agreement replaces the Shaanxi February 2006 Agreement which was terminated contemporaneously with execution of the Shaanxi Subscription Agreement (see below for additional information).  We are also actively and aggressively pursuing other real estate opportunities within Xi’an and its surrounding areas.  Currently there are three specific projects that are in various stages of negotiations and planning, in addition to the Yan-Ta Project being undertaken by Shaanxi.  There can be no assurance that we will complete the acquisition of the Shaanxi Shares or any of these others projects or that the Yan-Ta Project as well as well as these other possible projects will be completed or, if completed, that any of them will be a commercial success.

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

          The September 2007 Shaanxi Agreements

          As mentioned above, on September 13, 2007, we entered into the Shaanxi Subscription Agreement pursuant to which we have agreed to subscribe for and purchase new treasury shares of Shaanxi and Shaanxi has agreed to issue the shares to the Company, such that we will own 90% of the issued and outstanding share capital of Shaanxi after the purchase has been completed.

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

          As mentioned above, on September 13, 2007, and contemporaneously with the execution of the Shaanxi Subscription Agreement, we also entered into a Termination Agreement with Shaanxi pursuant to which the parties agreed to terminate and abandon the Purchase Agreement dated February 16, 2006 by and among the Company, Shaanxi and certain selling shareholders of Shaanxi (the “Shaanxi February 2006 Agreement”).  Pursuant to the Shaanxi February 2006 Agreement, the Company was to have acquired not less than 90% of the outstanding common stock of Shaanxi for 15,000,000 shares of common stock of the Company and 15,000,000 shares of Series A Preferred Stock of the Company.

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

Liquidity and Capital Resources

          On September 30, 2007, we had a working capital deficit of $297,000 and stockholders’ equity of $1,266,000.  Also, at September 30, 2007, we had cash and cash equivalents of $313,000, total assets of $24,477,000 and total liabilities of $23,211,000.

          A substantial portion of our total liabilities consists of short-term and long-term bank loans, other notes payable and mortgage loans.  At September 30, 2007, we had short-term bank loans of $266,000.   There was $10,016,000 due to related parties at September 30, 2007.  In addition, at September 30, 2007, we had long-term debt consisting of notes payable in the aggregate amount of $4,642,000 and mortgages payable in the aggregate amount of $2,460,000. Such notes payable are with two entities which have maturity dates of October 28, 2008 and December 29, 2008.  The mortgages payable relate to 47 mortgages against 47 units in the Yangming International Tower. At September 30, 2007, the principal of each mortgage range from a low of $26,000 to a high of $163,000.  These mortgages have minimum payments due and are usually paid off when the units are sold.  The average mortgages interest is 4.72% per annum, and vary in term from 6 to 28 years.

          Net cash used by operating activities was $2,240,000 for the nine months ended September 30, 2007, which was primarily the result of net income of $422,000 plus an increase in other current liabilities of $94,000, offset by an increase in real estate project costs of $165,000, an increase in other current assets of $75,000, a decrease in accounts payable of $1,226,000 and a decrease in deferred revenue of $1,494,000.  Net cash used by operating activities was $1,209,000 for the nine months ended September 30, 2006, which was primarily the result of net income of $358,000, a decrease in real estate projects costs of $52,000, a decrease in other current assets of $396,000, increase in other current liabilities of $540,000, offset by a decrease in prepaid expenses of $112,000, decrease in accounts payable of $357,000 and a decrease in deferred revenue of $2,254,000.

          For the nine months ended September 30, 2007 and 2006, we had no cash from investing activities.

          For the nine months ended September 30, 2007, net cash provided by financing activities was $2,531,000, which was primarily the result of decrease in restricted cash of $5,128,000 and loans from related parties of $3,540,000 and loans from officers of $278,000, offset by repayment of other short-term loans of $385,000, loans to related parties of $661,000 and repayment of notes payable of $5,128,000 and loans to officers of $191,000.  For the nine months ended September 30, 2006, net cash provided by financing activities was $747,000, which was primarily the result of decrease in restricted cash of $3,034,000, repayment from related parties of $2,563,000, loans from related parties of $2,448,000 and loans from officers of $267,000,  offset by the repayment of short-term bank loans of $5,386,000 and repayment of notes payable of $2,542,000.

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

Other Information - Certain Relationships and Related Transactions

          To date, several related party transactions have taken place, in addition to the contemplated purchase of the Shaanxi Shares.  We believe that  any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been or will be on terms no less favorable to us than those reasonably obtainable from third parties.    As of September 30, 2007, there were advances to officers outstanding of $308,000, advances to employees outstanding of $3,000, and loans due from other related parties of $1,856,000.  As of September 30, 2007, there was $10,016,000 due to related parties and $673,000 due to officers. Such advances to officers and advance to employees are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant accounts and the advances are credited out.  Loans from and to related parties represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.   Amounts due to officers are temporally short-term loans from our officers to finance the Company’s operation due to lack of cash resources.

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

          In  December  2006,  the  FASB  issued  SFAS  No.  123R  “Share-Based  Payment.”  This  Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the  company or  (b)  liabilities that  are  based  on  the  fair  value of  the  company’s equity instruments  or  that  may be settled  by the  issuance of such equity instruments.  This  Standard eliminates  the  ability to account  for  share-based compensation  transactions  using  Accounting  Principles Board  Opinion  No.  25,  “Accounting  for  Stock  Issued  to Employees,” and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after September 15, 2006.  The adoption of the statement had no impact on the Company's results of operation or financial position.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both  Liabilities  and  Equity.”     SFAS  No.  150  clarifies  the  accounting  for  certain  financial  instruments  with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.   Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective  for  financial  instruments  entered  into or  modified  after  May 31,  2003,  and  otherwise  is  effective  at  the beginning of the first interim period beginning after September 15, 2003.  The adoption of the provisions of SFAS No. 150 did not have a material effect on the Company's financial position.

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging  Activities.”   This  statement  amends  and  clarifies  financial  accounting  and reporting  for   derivative instruments,  including certain derivative  instruments  embedded  in other  contracts and for  hedging activities  under FASB  Statement  No.  133, “Accounting for Derivative Instruments and Hedging  Activities.”  This Statement is effective for contracts entered into or modified after September 30, 2003, and for  hedging relationships  designated after September 30, 2003.  Management believes that this statement did not have a material impact on the Company’s results of operations or financial position.

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

Item 3.   Controls and Procedures.

          Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                                                                                                CHINA PROPERTIES DEVELOPMENTS, INC.
                                                                                                (Registrant)

Dated:   November 13, 2007                                                    By:   /s/ Ping’an Wu
                                                                                                        Ping’an Wu, Chief Executive Officer
                                                                                                        (Principal Executive Officer)

Dated:   November 13, 2007                                                    By:   /s/ Shuo (Steven) Lou
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