Form 10KSB
period 2007-12-31
CHINA PROPERTIES DEVELOPMENTS INC
filed 2008-04-15
CIK 1174741

___________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State Issuer’s revenues for its most recent fiscal year:   $2,408,034

As of April 8, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer (15,538,825 shares) was approximately $42,700,000.  The number of shares outstanding of the Common Stock (no par value) of the Issuer as of the close of business on April 8, 2008 was 19,050,825.

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format:   Yes [  ]   No [X]

___________________________________________________________________________

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

Yan-Ta Shopping Project

          On June 13, 2007, we entered into a Securities Subscription Agreement (the “Shaanxi Subscription Agreement”) with Shaanxi Xinyuan Real Estate Co. Ltd. (“Shaanxi”) pursuant to which we have agreed to subscribe for and purchase new treasury shares of Shaanxi and Shaanxi has agreed to issue the shares to us, such that we will own 90% of the issued and outstanding share capital of Shaanxi after the purchase has been completed (the “Shaanxi Shares”).  Such agreement replaces the Shaanxi February 2006 Agreement which was terminated contemporaneously with execution of the Shaanxi Subscription Agreement (see below).  The purchase price for the Shaanxi Shares shall be RMB 230,000,000 (estimated to be approximately US$30 million at the current currency exchange rate which is subject to change) (the “Purchase Price”) which shall be paid by the Company to Shaanxi at closing.  We have agreed with Shaanxi that our obligation to purchase the Shaanxi Shares is subject to our obtaining equity or debt financing, on terms which are acceptable to us at our sole discretion, and  the net proceeds realized by us therefrom is no less than the full amount of the Purchase Price.   The closing of the purchase and sale of the Shaanxi Shares shall take place as soon as reasonably possible following the completion by the Company of the aforesaid financing.  The Shaanxi Subscription Agreement may be terminated by either of the parties in the event that the closing thereunder has not occurred within 240 days of the signing of the Shaanxi Subscription Agreement, unless extended by the mutual written consent of the parties.  No assurance can be made that we will be able to complete the purchase of the Shaanxi Shares or that the Yan-Ta Shopping Mall project (as described below) will be completed or, if completed, that it will be a commercial success.

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

          Management believes that the foregoing transaction with Shaanxi is on terms at least as favorable as could have been obtained from an unrelated third party.

          Shaanxi is the developer of the Yan-Ta Shopping Mall project in Xi’an, China.  Comprising a large urban park, a high-end shopping mall and entertainment facilities, The Yan-Ta Shopping Mall is listed as one of The City of Xi’an’s Key Projects for 2005/06. The park, already under way, will occupy 12 acres. Below ground, a three-story shopping mall will provide 1,291,670 square feet of retail and commercial space plus 2,000 parking spaces.  Designed to complement the unique characteristics of Xi’an’s historic and geographic features, the park will provide space for walking, exercising and large-scale gatherings. The northern part of the park will have an open performance platform; a large fountain will dominate the middle of the expanse; and the southern section will be plant and flower gardens.  Fountains and waterfalls with displays operated with advanced technology will be scattered throughout. Well designed lighting will keep the city night alive. This square is expected to be a landmark in Xi’an’s southern area and will be known to as a luxurious place for shopping, work and leisure.  Development of Phase I of Yan-Ta Shopping Mall commenced in 2004 and occupancy began upon completion in October 2007. Development of Phase II is now scheduled to commence during 2008 with occupancy scheduled for completion in 2011.

          The Yan-Ta Shopping Mall project is expected to draw tourists visiting Xi’an and residents from primarily three southern districts -- Yan-Ta, Qu-Jiang, and Xi Gao Xin.  There are a total of 9 districts that constitute Xi’an.  The total population of these three districts is estimated to be in the vicinity of 3 million.  As home to numerous institutions of higher learning such as the prestigious Xi’an Jiaotong University, Northwest University of Political Science and Law, Xi’an Music Institute, and Xi’an Arts Institute, Yan-Ta District is known nationally as a cultural and academic center.  There are over 200,000 college students and nearly 10,000 educators who live in or commute into the area.   In 2004 Yan-Ta led all nine districts in attracting foreign investments.

          Phase I of Shopping Mall

          Construction under Phase I commenced in 2004 and was completed in 2007.  Occupancy began in October 2007.  Total construction area is approximately 32,945 square meters.  The intended use will be a mix of (i) leisure, entertainment, and dining and food services (50%), (ii) movie cinema (20%), (iii) book and electronic retailers (20%), and (iv) clothing and accessories retailers (10%).

          Phase II of Shopping Mall

          With planned construction area of 75,765 square meters (815,528 sq ft), Phase II will be significantly greater than Phase I in scope and investment amount.  Development of Phase II is now scheduled to commence during 2008 with occupancy scheduled for completion in 2011.

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

          POTENTIAL FUTURE SALES PURSUANT TO RULE 144.  Many of the shares of Common Stock presently held by management and others are “restricted securities” as that term is defined in Rule 144, promulgated under the Securities Act.  Under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a certain holding period, may, under certain circumstances sell such shares or a portion of such shares.  Effective as of February 15, 2008, the holding period for the resale of restricted securities of reporting companies was shortened from one year to six months.  Additionally, the SEC substantially simplified Rule 144 compliance for non-affiliates by allowing non-affiliates of reporting companies to freely resell restricted securities after satisfying a six-month holding period (subject only to the Rule 144(c) public information requirement until the securities have been held for one year) and by allowing non-affiliates of non-reporting companies to freely resell restricted securities after satisfying a 12-month holding period.  Such holding periods have already been satisfied in many instances.  Therefore, actual sales or the prospect of sales of such shares under Rule 144 in the future may depress the prices of the Company’s securities.

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

Year ended December 31, 2006:	High	Low

Jan. 1, 2006 to March 31, 2006	$2.00	$0.50
April l, 2006 to June 30, 2006	$1.21	$0.91
July 1, 2006 to Sept. 30, 2006	$1.03	$0.57
Oct. 1, 2006 to Dec. 31, 2006	$1.00	$0.67

Year ended December 31, 2007:	High	Low

Jan. 1, 2007 to March 31, 2007	$1.08	$0.90
April l, 2007 to June 30, 2007	$1.85	$1.10
July 1, 2007 to Sept. 30, 2007	$3.45	$1.30
Oct. 1, 2007 to Dec. 31, 2007	$2.25	$1.30

Holders

          As of April 8, 2008, there were approximately 390 stockholders of record of the Company’s Common Stock.  This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Recent Sales of Unregistered Securities

          We sold the following equity securities during the fiscal year ended December 31, 2007 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

          As of December 31, 2007, the Company issued a total of 40,000 shares of its common stock to various individuals for previous services rendered.   These securities were issued in reliance upon an exemption from registration as provided pursuant to Regulation S under the Securities Act.

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

Results of Operations

          Revenues were $2,408,000 for the year ended December 31, 2007 compared to revenues of $4,734,000 for the year ended December 31, 2006.  The revenues were due to sales of condominium units and office space in the Yangming building which sales decreased in 2007 compared to the prior year.

          Gross profit, defined as sales less cost of sales, was $722,000 for the year ended December 31, 2007 compared to gross profit of $1,440,000 for the year ended December 31, 2006.  Cost of sales consists of costs such as construction and labor costs.  Cost of sales were $1,686,000 for the year ended December 31, 2007 compared to $3,294,000 for the year ended December 31, 2006 which change was primarily due to reduced costs resulting from the decrease in sales of condominium  units and office space in 2007.  We also achieved rental income of $375,000 for the year ended December 31, 2007 compared to rental income of $314,000 for the year ended December 31, 2006.

          Our operating expenses were $945,000 for the year ended December 31, 2007 compared to operating expenses of $1,346,000 for the year ended December 31, 2006.  Operating expenses decreased primarily due to a bad debt recovery of $122,000 for the year ended December 31, 2007 compared to a bad debt expense of $121,000 for the year ended December 31, 2006, along a $18,000 decrease in legal and professional fees, and a $181,000 decrease in other general and administrative expenses for 2007 compared to 2006.  Depreciation expense charged to operations was $237,000 for the year ended December 31, 2007 compared to $224,000 for the year ended December 31, 2006.

          Operating income was $153,000 for the year ended December 31, 2007 compared to operating income of $408,000 for the year ended December 31, 2006.  Such decrease was primarily due to reduced revenues achieved in 2007 compared to the prior year, resulting in a decrease in gross profit of $718,000 for 2007 compared to 2006, offset by a decrease in operating expenses of $401,000 from to the prior year.

          We had a comprehensive loss of $36,000 for the year ended December 31, 2007 compared to a comprehensive loss of $210,000 for the year ended December 31, 2006.    Although revenues and our gross profit decreased in 2007 compared to the prior year, with operating income decreasing to a lesser extent, we incurred late delivery penalties of $451,000 in 2006 compared to late delivery penalties of only $39,000 in 2007.

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

          Shaanxi is the developer of the Yan-Ta Shopping Mall project in Xi’an, China.  Comprising a large urban park, a high-end shopping mall and entertainment facilities, The Yan-Ta Shopping Mall is listed as one of The City of Xi’an’s Key Projects for 2005/06. The park, already under way, will occupy 12 acres. Below ground, a three-story shopping mall will provide 1,291,670 square feet of retail and commercial space plus 2,000 parking spaces.  Designed to complement the unique characteristics of Xi’an’s historic and geographic features, the park will provide space for walking, exercising and large-scale gatherings. The northern part of the park will have an open performance platform; a large fountain will dominate the middle of the expanse; and the southern section will be plant and flower gardens.  Fountains and waterfalls with displays operated with advanced technology will be scattered throughout. Well designed lighting will keep the city night alive. This square is expected to be a landmark in Xi’an’s southern area and will be known to as a luxurious place for shopping, work and leisure.  Development of Phase I of Yan-Ta Shopping Mall commenced in 2004 and occupancy began upon completion in October 2007. Development of Phase II is now scheduled to commence during 2008 with occupancy scheduled for completion in 2011.

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

Liquidity and Capital Resources

          On December 31, 2007, we had a working capital deficit of $5,532,000 and stockholders’ equity of $830,000.  Also, at December 31, 2007, we had cash of $476,000, total assets of $24,801,000 and total liabilities of $23,971,000.  On December 31, 2006, we had a working capital deficit of $5,882,000 and stockholders’ equity of $782,000.  Also, at December 31, 2006, we had cash of $57,000, total assets of $28,146,000 and total liabilities of $27,365,000.

          A substantial portion of our total liabilities consists of short-term and long-term bank loans and mortgages, and other amounts due to related parties.  At December 31, 2007, we had short-term bank loans of $4,979,000 and amounts due to related parties of $9,768,000, and mortgages payable of $2,425,000.  The short term bank loans consist of three bank loans and the mortgages payable relate to 46 mortgages against 46 units in the Yangming International Tower.  At December 31, 2007, the principal of each mortgage range from a low of $24,775 to a high of $150,993.  These mortgages have minimum payments due and are usually paid off when the units are sold.  The average mortgages interest is 6.66% per annum, and vary in term from 6 to 28 years.

          Net cash used by operating activities was $1,525,000 for the year ended December 31, 2007, which was primarily the result of a net loss of $143,000, together with increases in other current assets of $22,000 and prepaid expenses of $145,000, decreases in accounts payable of $1,229,000, other current liabilities of $110,000 and deferred revenue of $203,000, offset by decreases in security deposit of $191,000.  Net cash used by operating activities was $2,257,000 for the year ended December 31, 2006, which was primarily the result of a net loss of $124,000, together with an increase in prepaid expense of $852,000, a decrease in deferred revenue of $3,742,000, offset by a decrease in real estate project costs in the Yangming Building of $1,217,000, a decrease in other current assets of $392,000 and an increase in other current liabilities of $638,000.

          For the year ended December 31, 2007, there was no net cash from or used by investing activities compared to net cash from investing activities of $1,960,000 for 2006 which was due to pay back of loans to related parties of $2,163,000 offset by the purchase of fixed assets of $203,000.

          For the year ended December 31, 2007, net cash provided by financing activities was $2,330,000, which was primarily the result of an increase in restricted cash to secure loans of $5,128,000, proceeds from other short term loans of $4,723,000 and loans from related parties of $3,292,000, offset by loans to related parties of $756,000, repayment of short-term bank loans of $5,513,000 and repayment of notes payable of $4,474,000.  For the year ended December 31, 2006, net cash used by financing activities was $205,000, which was primarily the result of the repayment on short-term bank loans of $5,510,000, repayment of other short-term loans of $359,000 and repayment of other short-term notes of $186,000, together with an increase in restricted cash to secure loans of $2,103,000 and repayment on loans to officers of $247,000, offset by loans from related parties of $5,191,000 and mortgage loans of $147,000.

          As mentioned above, we believe that we have sufficient revenue, when added to our cash on hand, to pay our operating expenses for the next twelve months.  However, significant capital resources will be required to fund our development expenditures including the funds necessary to complete the purchase of the Shaanxi Shares.  We anticipate that we will seek to raise additional capital to expand our operations, although we cannot guarantee that we will be able to raise that capital on terms acceptable to us or at all.

Other Information - Certain Relationships and Related Transactions

          To date, several related party transactions have taken place, in addition to the contemplated purchase of the Shaanxi Shares.  We believe that  any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been or will be on terms no less favorable to us than those reasonably obtainable from third parties.    As of December 31, 2007, there were advances to officers outstanding of $184,000, advances to employees outstanding of $4,000, and loans due from other related parties of $1,951,000.  As of December 31, 2007, there was $9,768,000 due to related parties and $449,000 due to officers.  Such advances to officers and advance to employees are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant accounts and the advances are credited out.  Loans from and to related parties represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.   Amounts due to officers are temporally short-term loans from our officers to finance the Company’s operation due to lack of cash resources.

          We lease office and retail space to an affiliate, Shaanxi Jiahui Hantang Book Publishing Co., Ltd., which is majority owned and controlled by directors of the Company.   The lease period is from January 1, 2003 to December 31, 2012.  The rent is $208,738 (based upon the average exchange rate of the RMB for 2007) per year and the rent is payable semi-annually.

          We lease the 25th floor of the Yangming Building to a related party, Yangming Soho Commercial Flat, which is majority owned and controlled by directors of the Company.   There is no lease and no rental income has been collected from this related party.  The Company estimates that annual rent, using current rental values, would be approximately $63,120 (based upon the average exchange rate of the RMB for 2007).

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

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Reference is made to the Company’s Current Report on Form 8-K filed on March 21, 2007, and in particular Item 4.01 thereof, the full contents of which are incorporated by reference herein, for information on the dismissal, as of March 19, 2007, of Kempisty & Company, Certified Public Accountants, P.C., as the principal independent accountants of the Company, and retention of The Hanlin Moss Group, P.S. as its principal independent accountants to audit the financial statements of the Company.

Item 8A(T).     Controls and Procedures.

          Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          There have been no material changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

          Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

          Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

          This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Name	Age	Present Position and Offices	Has Served as Director Since

Ping’an Wu	50	Chairman, Chief Executive Officer President, Director	2005

Shuo (Steven) Lou	46	Chief Financial Officer, Chief Accounting Officer, Executive Vice President, Director	2005

Yingming Wang	44	Chief Operating Officer, Vice President, Director	2005

Xingguo Wang	42	Director	2005

Mingchuan Ren	47	Director	2006

Qianfei Yuan	42	Director	2006

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

          Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

          We have adopted a Code of Ethics and Business Conduct that applies to our Chief Executive Officer and Chief Financial Officer, which was filed as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2005.  Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Secretary, China Properties Developments, Inc., 89 Chang’an Middle Road, Yangming International Tower, Flrs. 26/27, Xi’an, China.

Item 10.     Executive Compensation.

          The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2007 and December 31, 2006, of those persons who were, at December 31, 2007 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Ping’an Wu, Chief Executive Officer and President Shuo (Steven) Lou, CFO and Exec VP Yingming Wang, COO and VP	2007 2006 2007 2006 2007 2006	$15,075 15,075 $ 7,538 7,538 $ 4,523 4,523	$0 120,076 $0 0 $0 117,122	$0 0 $0 0 $0 0	$0 0 $0 0 $0 0	$0 0 $0 0 $0 0	$0 0 $0 0 $0 0	$0 0 $0 0 $0 0	$ 15,075 135,151 $ 7,538 7,538 $ 4,523 121,645

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

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The following table sets forth, as of April 8, 2008, certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers named in the Summary Compensation Table under “Executive Compensation”,  and (iv) all officers and directors of the Company as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Ping’an Wu*	2,712,000	14.3%
Shuo (Steven) Lou*	300,000	1.6%
Yingming Wang*	300,000	1.6%
Xingguo Wang*	200,000	1.1%
Rong Wu*	1,533,000	8.1%
Lin Wu*	1,534,000	8.1%
Zhendong Wu*	1,533,000	8.1%
Mingchuan Ren*	-0-	-
Qianfei Yuan*	-0-	-

All Executive Officers and Directors as a Group (6 persons)	3,512,000	18.5%
_________________________
*   The address for each is 89 Chang’an Middle Road, Yangming International Tower, 26 and 27th floors, Xi’an, China.

Item 12.     Certain Relationships and Related Transactions, and Director Independence.

          To date, several related party transactions have taken place, in addition to the contemplated purchase of the Shaanxi Shares.  We believe that  any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been or will be on terms no less favorable to us than those reasonably obtainable from third parties.    As of December 31, 2007, there were advances to officers outstanding of $184,000, advances to employees outstanding of $4,000, and loans due from other related parties of $1,951,000.  As of December 31, 2007, there was $9,768,000 due to related parties and $449,000 due to officers.  Such advances to officers and advance to employees are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant accounts and the advances are credited out.  Loans from and to related parties represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.   Amounts due to officers are temporally short-term loans from our officers to finance the Company’s operation due to lack of cash resources.

          We lease office and retail space to an affiliate, Shaanxi Jiahui Hantang Book Publishing Co., Ltd., which is majority owned and controlled by directors of the Company.   The lease period is from January 1, 2003 to

December 31, 2012.  The rent is $208,738 (based upon the average exchange rate of the RMB for 2007) per year and the rent is payable semi-annually.

          We lease the 25th floor of the Yangming Building to a related party,  Yangming Soho Commercial Flat, which is majority owned and controlled by directors of the Company.   There is no lease and no rental income has been collected from this related party.  The Company estimates that annual rent, using current rental values, would be approximately $63,120 (based upon the average exchange rate of the RMB for 2007).

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

Item 13.     Exhibits.

Exhibit No.	Name of Exhibit	Incorporated by Reference to

3.1	Certificate of Incorporation	Exhibit 3.1 (1)
3.2	Bylaws	Exhibit 3.2 (1)
10.1	Amended and Restated Agreement and Plan of Merger dated August 17, 2005 by and among Bangla Property Management, Inc., China Property Holding, Inc. and Wollaston Industrial Limited	Exhibit 10.1 (2)
10.2	Share Purchase Agreement dated October 14, 2005 between Shawn Erickson and Bangla Property Management, Inc.	Exhibit 99.5 (3)
10.3	Purchase Agreement made February 16, 2006 by and among China Properties Developments Inc., Shaanxi Xinyuan Real Estate Co. Ltd., and certain Selling Shareholders	Exhibit 10.2 (4)
10.4	Letter Agreement to Convert Debt to Shares from Dongguan Plastic Cement Factory Guangdong, Dated March 10, 2006	Exhibit 10.1 (5)
10.5	Letter Agreement to Convert Debt to Shares from Shaanxi Ruize Industrial Co., Ltd., dated March 10, 2006	Exhibit 10.2 (5)
10.6	Termination Agreement dated June 13, 2007 between China Properties Developments Inc. and Shaanxi Xinyuan Real Estate Co. Ltd.	Exhibit 10.1 (6)
10.7	Securities Subscription Agreement dated June 13, 2007 between China Properties Developments Inc. and Shaanxi Xinyuan Real Estate Co. Ltd.	Exhibit 10.2 (6)
14.1	Code of Ethics	Exhibit 14.1 (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*
____________________
*   Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2, filed February 13, 2003, and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K/A filed on August 30, 2005, and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Schedule 14A filed on September 23, 2005, and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 21, 2006, and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 15, 2006, and incorporated by reference herein.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 19, 2007, and incorporated by reference herein.

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, and incorporated by reference herein.

Item 14.     Principal Accountant Fees and Services.

                The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2007 and December 31, 2006:

Fee Category	2007 Fees	2006 Fees

Audit Fees	$48,000	$36,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$48,000	$36,000

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

                                                                                            CHINA PROPERTIES DEVELOPMENTS, INC.
                                                                                            (Registrant)

                                                                                By        /s/ Ping’an Wu
                                                                                            Ping’an Wu, President, Chief Executive Officer

                                                                                Date     April 15, 2008

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ping’an Wu Ping’an Wu	Chairman, Chief Executive Officer President and Director (Principal Executive Officer)	04/15/2008

/s/ Shuo (Steven) Lou Shuo (Steven) Lou	Chief Financial Officer, Chief Accounting Officer, Executive Vice President and Director (Principal Financial Officer)	04/15/2008

/s/ Yingming Wang Yingming Wang	Chief Operating Officer, Vice President and Director	04/15/2008

/s/ Xingguo Wang Xingguo Wang	Director	04/15/2008

/s/ Mingchuan Ren Mingchuan Ren	Director	04/15/2008

/s/ Qianfei Yuan Qianfei Yuan	Director	04/15/2008

INDEPENDENT AUDITOR'S REPORT

Board of Directors
China Properties Developments, Inc.

          We have audited the accompanying consolidated balance sheet of China Properties Developments, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Properties Developments, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Hanlin Moss, P.S.
Hanlin Moss, P.S.
Certified Public Accountants
Seattle, Washington
April 12, 2008

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF December 31, 2007 AND 2006

ASSETS
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$ 476,237	$ 57,198
Accounts receivable	54,593	-
Prepaid expenses	145,292	-
Inventory – real estate project costs (Note 4)	13,211,071	13,232,910
Advances to officers (Note 3)	183,990	116,728
Advances to employees (Note 3)	3,578	3,576
Other receivable	125,111	25,980
Loans to related parties (Note 3)	1,950,937	1,194,490

Total Current Assets	16,150,809	14,630,882

LONG-TERM INVESTMENT (Note 6)	389,658	365,370
PROPERTY AND EQUIPMENT (Note 5)	7,423,310	7,226,908
OTHER ASSETS:
Restricted cash	746,095	5,838,104
Security deposit	90,871	85,206

	836,966	5,923,310
	$ 24,800,743	$ 28,146,470
	=============	=============

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank loans (Note 7)	$ 4,979,423	$ 256,400
Short term loans	-	384,600
Notes payable	-	5,128,000
Accounts payable and accrued expenses	2,871,489	4,100,209
Deferred revenue	2,513,350	2,716,772
Taxes payable	304,880	338,799
Bank loan interest payable	255,042	331,313
Due to related parties (Note 3)	9,767,595	6,475,992
Due to officers (Note 3)	449,088	394,954
Due to employees	123	37,730
Customer security deposit	405,145	214,555
Current portion of mortgages payable	136,340	133,512

Total Current Liabilities	21,682,475	20,512,836

LONG-TERM LIABILITIES:
Mortgages payable (Note 8)	2,425,050	2,511,094
Notes payable (Note 8)	-	4,474,180
Current portion of mortgages payable	(136,340)	(133,512)

	2,288,710	6,851,762

STOCKHOLDERS’ EQUITY:
Common stock, no par value, 100,000,000 shares authorized;
19,050,825 shares issued and outstanding	273,308	190,108
Additional paid-in capital	6,230,281	6,230,281
Retained earnings (deficit)	(5,623,875)	(5,481,047)
Accumulated other comprehensive income	(50,156)	(157,470)

	829,558	781,872

	$ 24,800,743	$ 28,146,470
	=============	=============

See Notes to Financial Statements

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
SALES:
Revenues from sale of building space	$ 2,408,034	$ 4,733,773
Cost of sales	1,685,624	3,293,861

Gross profit	722,410	1,439,912

Rental income	375,441	313,659

OPERATING EXPENSES:
Bad debt expense (recovery)	(122,460)	120,835
Depreciation	236,489	224,470
Legal and professional fees	183,254	201,158
Other general and administrative expenses	302,215	483,657
Sales taxes	339,615	294,709
Selling expenses	5,738	21,165

	944,851	1,345,994

Operating Income (loss)	153,000	407,577

OTHER INCOME (EXPENSE):
Interest income	41,606	99,798
Interest expenses	(298,332)	(180,959)
Late delivery penalties	(39,102)	(450,903)

Total Other Income (Expense)	(295,828)	(532,064)

Net Income (Loss) Before Taxes	(142,828)	(124,487)

PROVISION FOR TAXES	-	-

Net Income (Loss)	(142,828)	(124,487)

OTHER COMPREHENSIVE INCOME (LOSS):
Effects of foreign currency conversion	107,314	(85,303)

Comprehensive Income (Loss)	$ (35,514)	$ (209,790)

WEIGHTED AVERAGE SHARES OUTSTANDING	19,050,825	18,729,854

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$ 0.00	$ (0.01)

See Notes to Financial Statements

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FROM OPERATING ACTIVITIES:
Net income (loss)	$ (142,828)	$ (124,487)
Depreciation	236,489	224,470
Changes in operating assets and liabilities –
(Increase) decrease in accounts receivable	(54,593)	(25,980)
(Increase) decrease in prepaid expense	(145,292)	(851,694)
(Increase) decrease in advances to officers and employees	(67,262)
(Increase) decrease in real estate project costs	21,839	1,216,868
(Increase) decrease in other current assets	(21,596)	391,933
(Decrease) in accounts payable	(1,228,720)
(Decrease) increase in other current liabilities	(110,190)	637,599
(Decrease) in deferred revenue	(203,422)	(3,741,876)
(Increase) decrease in security deposit	190,590	15,809

Net cash (used) by operating activities	(1,524,985)	(2,257,358)

CASH FROM INVESTING ACTIVITIES:
Purchase of fixed assets		(202,785)
Repayments of loan to related parties		2,162,636
Capital Expendiures		-

Net cash (used) by investing activities	-	1,959,851

CASH FROM FINANCING ACTIVITIES:
Loans to realated parties	(756,447)
(Decrease) increase in restricted cash to secure loans	5,128,000	(2,102,767)
Proceeds from (repayment of) short-term bank loans	(5,512,600)	(5,509,600)
Proceeds from (repayment of) other short-term loans	4,723,023	(359,400)
Loans from related parties	3,291,603	5,190,720
Proceeds from (Repayment of) notes payable	(4,474,180)	(186,000)
Proceeds from notes payable	-	2,772,000
(Repayments) of mortgage debt	(86,044)	146,580
(Repayments) / Loans from officers and employees	16,527	(246,742)
New proceeds from stock-for-debt exchange	-	21,721
Proceeds from long-term loans	-	68,424

Net cash provided by financing activities	2,329,882	(205,064)

Increase (decrease) in cash	804,897	(502,571)
Other effects of exchange rates on cash	(385,858)	(55,102)

	419,039	(557,673)

Cash at beginning of period	57,198	614,871

Cash at end of period	$ 476,237	$ 57,198

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for –
Interest	374,603	802,211

Income taxes	-	-

See Notes to Financial Statements

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY

	Common Stock Par Value
	Common	Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Totals

Balance at January 1, 2006	17,325,000	$ 173,250	$ 2,858,582	$ (5,583,005)	$ (72,167)	$ (2,623,340)

Common Stock issued for acquiring participating interest in Jiahui	1,685,825	16,858	3,371,699			3,388,557

Adjustment to loan interest capitalized in Jiahui Building (Note 11)				226,445		226,445

Net Income				(124,487)		(124,487)

Accumulated effects on foreign currency conversion	-	-	-	-	(85,303)	(85,303)

Balance at December 31, 2006	19,010,825	190,108	6,230,281	(5,481,047)	(157,470)	781,872

Common Stock issued for compensation of services rendered	40,000	83,200				83,200
Net Income				(142,828)		(142,828)

Accumulated effects on foreign currency conversion	-	-	-	-	107,314	107,314

Balance at December 31, 2007	19,050,825	273,308	6,230,281	(5,623,875)	(50,156)	829,558

See Notes to Financial Statements

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

D- Cash and Cash Equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments with original maturities of three months or less.

E - Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2007 due to the relatively short-term nature of these instruments.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

I - Rental Costs

Renters may decorate their rented spaces.  Any disbursements made by the Company for such tenant decoration are immaterial and therefore expensed as incurred.  Rental costs incurred to the maintenance of or marketing of rental spaces are also considered a normal part of on-going operations and are included in general and administrative costs.

J - Revenue Recognition

Revenues from sales of condominium units and office spaces are recognized when relevant units and spaces are available for occupancy and delivered to buyers with appropriate title documents.

Rental revenues are recognized in accordance with provisions of the various leases.

K - Deferred Revenue

Deposits and advance proceeds from pre-sales of condominium units and office spaces are recorded as deferred revenue until such time when such units and/or spaces are available for occupation and delivered to buyers.

L - Income Taxes

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

M - Property, Plant and Equipment

Property, plant and equipment are carried at cost.  The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.  The depreciable life of each asset category applied is:

Vehicles	5 years
Machines and equipment	5 years
Office equipment	5 years
Office furniture	5 years
Buildings	40 years

N - Employee Benefits

Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments.  The cost of these payments is charged to the statement of income in the same period as the related salary cost.

O - Minority Interest

The Company has accumulated a deficit from its operation; no minority interest has been recognized. The Company absorbed the entire accumulated deficit.

P - Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities for 2007 and 2006.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 3 – Related Party Transaction

A - Advances to Officers and Employees

“Advances to officers” and “Advances to employee” are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant expense accounts and the advances are credited out. Cash flows from these activities are classified into operating activities.  The total advance to officers was $183,990 and $116,728 as of December 31, 2007 and 2006, respectively. The total advance to employees was $3,578 and $3,576 as of December 31, 2007 and 2006, respectively.

The advances to officers consisted of the following as of December 31:

Name of Officer	Title	2007	2006
Chen, Jian Hua	Vice General Manager	$ 1,437	$ 1,347
Feng, Chu Hua	Secretary of Board of Directors	27,208	18,845
Luo, Xiu Zhen	Vice General Manager	479	449
Wang, Ying Ming	General Manager	8,613	3,590
Wu, Rong	Executive Vice President	37,081	-
Xu, Jin Cheng	Executive Manager	3,828	3,077
Xu, Zhi Qiang	Project Manger	104,934	86,471
Zhao, Xiao Guang	Vice General Manager	410	385
		$183,990	$116,728

The advances to employees consisted of the following as of December 31:

Name of employees	Title	2007	2006
Ma, Gang	Car Driver of CEO	$ 547	$ 513
Zhao, Junfang	Cafeteria Manager	656	615
Dong, Xiabo	Car Driver	68	64
Bo, Yongxi	Car Driver	1,368	1,282
Ju, Junlin	Car Driver	68	64
Wu, Zhenxi	Car Driver	0	64
Pu, Chao	Secretary	0	64
Tian, Chupeng	Car Driver	68	64
Yan, Tao	Assistant to CEO	547	513
Sun, Man	Clerk	82	77
Li, Chaiqin	Project Assistant	0	256
Lu,Xiaofang	HR Specialist	174	0
		$ 3,578	$ 3,576

B - Loans to Related Parties

“Loans to related parties” and “Due to related parties” represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  The total loans to related parties were $1,950,937 and $1,194,490 as of December 31, 2007 and 2006, respectively. The total borrowing from related parties was $9,767,595 and $6,475,992 as of  December 31, 2007 and 2006, respectively.

The amounts due from related parties consisted of the following as of December 31:

Name of Related Parties	2007	2006
Jiahui Restaurant	$ 47,391	$ 44,437
Shaanxi Ruize Industrial Co., Ltd.	922,621	888,446
Shaanxi Jiahui (Group) Real Estate Co., Ltd.	575,282	261,607
Shaanxi Lezhan Property Management Co., Ltd	98,181	-
Xi'an Xintiandi Commercial and Cultural Management Co., Ltd.	68,774	-
Shaanxi Yan Ta Ceramics Factory	238,688	0
	$1,950,937	$ 1,194,490

The amounts due to related parties consisted of the following as of December 31:

Name of Related Parties	2007	2006
Shaanxi Xinyuan Industrial Co., Ltd.	$6,945,706	$4,094,277
Shaanxi Han Tang Publishing Co.,	441,256	232,989
Shaanxi Han Tang Trading, Ltd.	1,278,871	1,194,908
Shaanxi Brothers Real Estate Co.,	358,128	335,805
Shaanxi Zhengyang Real Estate Co.,	341,806	320,500
Yangming Soho Commercial Flat	7,317	6,605
Shaanxi Lezhan Property Management Co., Ltd.	394,511	290,908

	$9,767,595	$6,475,992

C - Due To Officers

“Due to officers” are temporary short-term loans from our officers to finance the Company’s operation due to lack of cash resources.  Cash flows from these activities are classified as cash flows from financing activates.  The total borrowing from officers was $449,088 and $394,756 as of December 31, 2007 and 2006, respectively.

The amounts due to officers consisted of the following as of December 31:

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Name of officer	Title	2007	2006

Li, Mengzhou	Vice General Manager	$ 68,361	$ 12,820
Wu, Ping 'an	CEO	119,702	-
Yan, Tao	Assistant to CEO	1,585	1,486
Wang, Yingming	General Manager	12,611	34,901
Lou, Shou	CFO	190,029
Zhang, Yi	Assistant to CEO	19,878	50,689
Wu Rong	Executive Vice President	36,922
Feng, Chunhua	Secretary of Board of Directors		12,820
Chen, Jianhui	Vice General Manager		12,820
Zhao, Xiaoguang	Vice General Manager		12,820
Wu, Xiuying	Assistant to CEO		192,300
Yang, Shuzhen	Assistant to CEO	0	64,100
		$ 449,088	$ 394,756

D - Leases

The Company leases office and retail space to an affiliate, Shaanxi Jiahui Hantang Book Publishing Co., Ltd., which is majority owned and controlled by directors of the Company.  The lease period is from January 1, 2003 to December 31, 2012.  The rent is $208,738 (based upon the average exchange rate of the RMB for 2007) per year and the rent is payable semi-annually.

The Company leases the 25th floor of the Yangming Building to a related party, Yangming Soho Commercial Flat, which is majority owned and controlled by directors of the Company.  There is no lease and no rental income has been collected from this related party.  The Company estimates that annual rent, using current rental values, would be approximately $63,120 (based upon the average exchange rate of the RMB for 2007).

Note 4 – Inventoried Real Estate Project Costs

The Company is carrying prepaid real estate project costs, which consist of the costs of the unsold portion of the Yangming Building, as of December 31 as follows:

	2007	2006
Cost of land usage right	$ 114,651	$ 107,504
Compensation for demolition	482,130	452,078
Preconstruction cost	375,987	369,268
City engineering fees	89,064	86,577
Supporting facilities	440,966	388,584
Construction materials	4,833,077	4,337,242
Equipment	834,915	618,880
Foundation engineering	2,999,637	2,441,229
Construction cost	9,696,321	9,556,423

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Salary and benefit	199,235	170,005
Architecture fees	281,990	49,972
Supervision expense	280,067	262,333
Interest on loan	3,578,420	3,057,049
Close to cost of sales	-8,883,031	-6,683,544
Close to Yangming 26-27 Floors	-1,408,239	-1,320,460
Close to Yangming 25 Floor	-704,119	-660,230
	$ 13,211,071	$ 13,232,910
	===========	===========

Note 5 – Property and Equipment

Property, plant and equipment consist of the following as of December 31:

Description	2007	2006
Vehicles	$ 359,030	$ 340,908
Machinery and equipment	0	499
Office equipment	19,696	36,387
Office furniture	7,915	69,910
Jiahui Building	6,581,669	6,171,418
25th to 27th Floors of Yangming	2,112,358	1,980,690
	9,080,668	8,599,812
Less: Accumulated depreciation	1,657,358	1,372,904
	$ 7,423,310	$ 7,226,908
	===========	===========

Note 6 – Long-Term Investment

The long-term investment represents an investment of approximately $389,658 for 300,000 shares of Yan Tan Bank, a state owned bank in Xi’an China. The shares are transferable in accordance with the laws of the PRC. The investment is carried at cost which approximates fair value. Dividend income on these shares is recorded when received. The Company may sell the shares back to the bank at the net book value per share.  The balance of this investment changes on the balance sheet in accord with periodic fluctuations of the RMB.

Note 7 – Short-Term Debt

Short-term debt at December 31, 2007 consisted of three bank loans:

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

	2007	2006

A. Short-term bank loan - Tumen Credit Union.  This loan is was due in full in November 2007.  Original principal amount was $273,444.  It was partially paid off in December 2007 leaving a balance owing at December 31, 2007 of $207,818.  Interest has been accrued based on the term of the loan of $61.53 per day on the outstanding balance.

	$ 207,818	$ 256,400
B. Short-term notes payable – Deng Jia Po Credit Cooperatives. This note has interest payable quarterly at 8.06% per annum, principal due December 29, 2008 (extended from original October 28, 2008) without penalty. It is secured by the Yangming building.	1,900, 439	1,781,980
C. Short-term notes payable – Qujiang Credit Cooperatives This note has interest payable quarterly at 8.06% per annum, principal due December 29, 2008. It is secured by the unsold portion of Jia Hui building.	2,871,167	2,692,200
Total	$ 4,979,423	$ 4,730,580

Note 8 – Long-Term Debt

Long-term debt consisted of the following as of December 31:

Mortgages Payable

There are 46 mortgages against 46 units in the Yangming International Tower.  At December 31, 2007 the principle of each mortgage range from a low of $24,775 to a high of $150,993 (an average mortgage of $52,718).  These mortgages have minimum payments due, and are usually paid off when the units are sold.  The average mortgage bears interest at 6.66% per annum, and varies in term from 6 to 28 years:

	$2,425,050	$ 2,511,094

Less current portion due within one year	136,340	133,512

Long-term debt, net of current portion	$2,287,710	$ 2,377,582
	=========	=========

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 9 – Income Taxes

The Company has made no provision for income taxes for 12 months ended December 31, 2007 and 2006.  The Company has accumulated significant net operating losses from prior to 2006 to offset future taxable income.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

The People's Bank of China will make adjustment of the RMB exchange rate band when necessary, according to market developments as well as economic and financial situations. The People's Bank of China is responsible for stabilizing and adapting the RMB exchange rate.

Translation adjustments resulting from the “managed floating exchange” process are included in the accumulated comprehensive income (loss) account in the consolidated statement of shareholders’ equity and amounted to $(50,156) and $(157,470) as of December 31, 2007 and 2006, respectively. The balance sheet amounts with the exception of equity at December 31, 2007 were translated at 7.3141 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. The equity accounts were stated at their historical amounts. The average translation rate of 7.6172 RMB for 12 months ended December 31, 2007 was applied to income statement accounts as compared to 7.96 RMB for the year ended December 31, 2006.

Note 11 – Adjustment to Loan Interest Costs Capitalized in the Jiahui Building

During the construction of Jiahui Building in 1999, construction interest costs of $226,445 were charged to operation in accordance with the PRC GAAP.  The Company has subsequently concluded in 2006 that such interest should have been capitalized into the construction cost of Jiahui Builiding.  Accordingly, we increase the fixed asset “Jiahui Building by $226,445, and increase retained earnings by the same amount.  This adjustment is reflected in the statement of changes in stockholder’s equity, and has no effect upon the earnings reported for 2007 or 2006.

Note 12 - Recent Accounting Pronouncements

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

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