Form 10-Q
period 2008-03-31
CHINA PROPERTIES DEVELOPMENTS INC
filed 2008-05-20
CIK 1174741

______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-50637

CHINA PROPERTIES DEVELOPMENTS, INC.
(Exact name of Registrant as Specified in its Charter)

Colorado                                                                           84-1595829
(State or other jurisdiction                                            (I.R.S. Employer
of incorporation or                                                     Identification No.)
organization)

89 Chang’an Middle Rd.
Yangming International Tower, Flrs. 26/27
Xi’an, China                                                                           710061
(Address of principal                                                           (Zip Code)
executive offices)

86 29 85257560
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes [  ]     No [X]

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: $.001 par value per share: 19,050,825 outstanding as of May 15, 2008.

______________________________________________________________________________

CHINA PROPERTIES DEVELOPMENTS, INC.

TABLE OF CONTENTS

PART I ‑ FINANCIAL INFORMATION

Item 1.       Financial Statements.

          The consolidated financial statements of China Properties Developments, Inc. and subsidiaries (collectively, the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-KSB for the year ended December 31, 2007.

CHINA PROPERTIES DEVELOPMENTS, INC.

Index to Consolidated Financial Statements
Period Ended March 31, 2008

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF March 31, 2008 AND 2007

ASSETS
	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$ 951,033	$ 341,009
Accounts receivable	55,566	34,148
Prepaid expenses	146,771	-
Inventory – real estate project costs (Note 4)	12,895,081	12,725,339
Advances to officers (Note 3)	191,638	360,015
Advances to employees (Note 3)	8,972	3,512
Other receivable	127,224	64,414
Loans to related parties (Note 3)	2,031,985	1,699,517

Total Current Assets	16,408,270	15,227,954

LONG-TERM INVESTMENT (Note 6)	405,855	366,795
PROPERTY AND EQUIPMENT (Note 5)	7,667,664	7,197,570
OTHER ASSETS:
Restricted cash	777,525	5,860,879
Security deposit	94,648	85,539

	872,173	5,946,418

	$ 25,353,962	$ 28,738,737
	=============	=============

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank loans (Note 7)	$ 5,186,409	$ 257,400
Short term loans	-	-
Notes payable	-	5,148,005
Accounts payable and accrued expenses	3,188,871	3,575,943
Deferred revenue	1,783,257	2,159,880
Taxes payable	456,984	396,178
Bank loan interest payable	369,460	338,222
Due to related parties (Note 3)	10,250,474	7,861,947
Due to officers (Note 3)	368,431	964,888
Due to employees	128	37,876
Customer security deposit	456,461	214,555
Current portion of mortgages payable	137,274	131,750

Total Current Liabilities	22,197,749	21,086,644

LONG-TERM LIABILITIES:
Mortgages payable (Note 8)	2,347,606	2,486,079
Notes payable (Note 8)	-	4,491,635
Current portion of mortgages payable	(137,274)	(131,750)

	2,210,332	6,845,964

STOCKHOLDERS’ EQUITY:
Common stock, no par value, 100,000,000 shares
authorized; 19,050,825 shares issued and outstanding	273,308	190,108
Additional paid-in capital	6,230,281	6,230,281
Retained earnings (deficit)	(5,595,188)	(5,494,222)
Accumulated other comprehensive income	37,480	(120,038)

	945,881	806,129

	$ 25,353,962	$ 28,738,737
	=============	=============

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	For the Three Months Ended
	2008	2007
SALES:
Revenues from sale of building space	$ 1,598,714	$ 420,267
Cost of sales	1,119,100	293,641

Gross profit	479,614	126,626

Rental income	196,303	90,158

OPERATING EXPENSES:
Bad debt expense (recovery)	-	(25,483)
Depreciation	62,845	57,755
Legal and professional fees	45,587	96,030
Other general and administrative expenses	75,463	56,765
Sales taxes	140,768	41,750
Selling expenses	1,799	2,745

	326,462	229,562

Operating Income (loss)	349,455	(12,778)

OTHER INCOME (EXPENSE):
Interest income	2,102	834
Interest expenses	(210,612)	(585)
Late delivery penalties	(112,258)	-
Miscellaneous expenses	-	(646)

Total Other Income (Expense)	(320,768)	(397)

Net Income (Loss) Before Taxes	28,687	(13,175)

PROVISION FOR TAXES	-	-

Net Income (Loss)	28,687	(13,175)

OTHER COMPREHENSIVE INCOME (LOSS):
Effects of foreign currency conversion	87,636	(85,303)

Comprehensive Income (Loss)	$ 116,323	$ (98,478)

WEIGHTED AVERAGE SHARES OUTSTANDING	19,050,825	18,729,854
	=============	=============

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$ 0.01	$ (0.01)
	=============	=============

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
CASH FROM OPERATING ACTIVITIES:
Net income (loss)	$ 28,687	$ (13,175)
Depreciation	62,845	57,755
Changes in operating assets and liabilities –
(Increase) decrease in accounts receivable	(973)	(8,168)
(Increase) decrease in prepaid expense	(1,479)	-
(Increase) decrease in advances to officers and employees	(13,042)	-
(Increase) decrease in real estate project costs	315,990	507,571
(Increase) decrease in other current assets		(64,414)
(Decrease) in accounts payable	317,382	(524,266)
(Decrease) increase in other current liabilities	266,522	64,434
(Decrease) in deferred revenue	(730,093)	(556,892)
(Increase) decrease in security deposit	51,316	-

Net cash (used) by operating activities	297,155	(537,155)

CASH FROM INVESTING ACTIVITIES:
Purchase of fixed assets		(33,551)
(Increase) in restricted cash	-	(22,775)

Net cash (used) by investing activities	-	(56,326)

CASH FROM FINANCING ACTIVITIES:
Loans to realated parties	(81,048)	-
Proceeds from (repayment of) short-term bank loans	-	1,000
Proceeds from (repayment of) other short-term loans	-	(384,600)
Loans from related parties	482,879	569,934
Proceeds from (Repayment of) notes payable	-	1,385,951
Proceeds from notes payable	-	20,005
Proceeds / (Repayment) of notes payable		17,455
(Repayments) of mortgage debt	(77,444)	(25,015)
(Repayments) / Loans from officers and employees	(80,652)	(243,284)
(Repayments) Loans from related parties		(505,027)
New proceeds from stock-for-debt exchange	-	-
Proceeds from long-term loans	-	-

Net cash provided by financing activities	243,735	836,419

Increase (decrease) in cash	540,890	242,938
Other effects of exchange rates on cash	(66,094)	40,873

	474,796	283,811

Cash at beginning of period	476,237	57,198

Cash at end of period	$ 951,033	$ 341,009
	=============	=============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for –
Interest	210,612	192,396

Income taxes	-	-
	=============	=============

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2008 and 2007

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

The Company’s operations include the consolidated operations of Wollaston Industrial Limited and Xian Jiahui Real Estate Co., Ltd.

Wollaston was incorporated on April 21, 2005 in British Virgin Islands (“BVI”) under the International Business Companies Act, as a limited liability corporation. Wollaston owns 90.28% of Jiahui, which was established in Xi’an City, Shaanxi Province, PRC on December 17, 1996 under the Company Law of the PRC.  Jiahui engages in the business of real estate development, including sale and lease of real estate.

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
NOTES TO FINANCIAL STATEMENTS

March 31, 2008 and 2007

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

D – Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with the United States generally accepted accounting principles for interim financial information.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as of March 31, 2008 and 2007 have been included.  Readers of these financial statements should note that the interim results for the three month period March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

E - Cash and Cash Equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments with original maturities of three months or less.

F - Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at March 31, 2008 due to the relatively short-term nature of these instruments.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2008 and 2007

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

The first to fourth floors are leased to a related party, the Hantang Bookstore.  The 5th floor, west part of 14th floor, 15th floor, and the underground parking garage in the Jiahui Building are held for rental activities.  All of these spaces are recorded as fixed assets, and depreciation has been provided since July 1, 2000.

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

March 31, 2008 and 2007

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

  CHINA PROPERTIES DEVELOPMENTS, INC.
  NOTES TO FINANCIAL STATEMENTS

  March 31, 2008 and 2007

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

  CHINA PROPERTIES DEVELOPMENTS, INC.
  NOTES TO FINANCIAL STATEMENTS

  March 31, 2008 and 2007

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

  Q - Earnings (Loss) Per Share

  The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities for the three months ending March 31, 2008 and 2007.

  CHINA PROPERTIES DEVELOPMENTS, INC.
  NOTES TO FINANCIAL STATEMENTS

  March 31, 2008 and 2007

  Note 3 – Related Party Transaction

  A - Advances to Officers and Employees

  “Advance to officers” and “Advance to employee” are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant expense accounts and the advances are credited out. Cash flows from these activities are classified into operating activities.  The total advance to officers was $191,638 and $360,015 as of March 31, 2008 and 2007, respectively. The total advance to employees was $8,972 and $3,512 as of March 31, 2008 and 2007, respectively.

  The advances to officers consisted of the following as of March 31:

Name of Officer	Title	2008	2007

Chen, Jian Hua	Vice General Manager	1,497	1,353
Wang, Ying Ming	General Manager	8,972	8,108
Luo, Xiu Zhen	Vice General Manager	498	450
Zhao, Xiao Guang	Vice General Manager	427	386
Xu, Zhi Qiang	Assistant to CEO	109,296	87,194
Feng, Chu Hua	Secretary of Board of Directors	28,339	24,710
Wu, Rong	Vice General Manager	38,622	128,700
Xu, Jin Cheng	Assistant to CEO	3,987	3,604
Zhang, Yi	Assistant to CEO	0	9,602
Jia, Rongxin	Account Manager	0	5,817
Lou, Shou	CFO	0	90,090

		$ 191,638	$ 360,015

  The advances to employees consisted of the following as of March 31:

  CHINA PROPERTIES DEVELOPMENTS, INC.
  NOTES TO FINANCIAL STATEMENTS

  March 31, 2008 and 2007

Name of employees	Title	2008	2007

Ma, Guang	Car Driver of CEO	$ 570	$ 515
Zhao, Junfang	Car Driver of General Manager	684	618
Dong, Xiangbo	Car Driver	71	64
Bo, Yongxi	Car Driver	1,424	1,287
Ju, Junling	Car Driver	71	64
Tian, Chupeng	Secretary	71	64
Wu, Zhenxi	Car Driver	0	0
Pu, Chao	Secretary	0	50
Yian, Tao	Secretary	570	515
Shun, Man	Secretary	85	77
Chen, Dong	Secretary	5,426	0
Li, Chaiqing	Secretary	0	257

		$ 8,972	$ 3,512

  B - Loans to Related Parties

  “Loans to related parties” and “Due to related parties” represent temporary short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  The total loans to related parties were $2,031,985 and $1,699,517 as of March 31, 2008 and 2007, respectively. The total borrowing from related parties was $10,250,474and $7,861,947 as of March 31, 2008 and 2007, respectively.

  The amounts due from related parties consisted of the following as of March 31:

Name of Related Parties	2008	2007

Jiahui Restaurant	$ 49,361	$ 44,610
Xi'an Qi'an Ceramics Factory	248,610	224,684
Shaanxi Ruize Industrial Co., Ltd.	960,972	891,912
Shaanxi Jiahui (Group) Real Estate Co., Ltd.	599,196	538,311
Shaanxi Lezhan Property Management Co., Ltd.	102,213	0
Business Management Co., Ltd	71,633	0

	$ 2,031,985	$ 1,699,517

  The amounts due to related parties consisted of the following as of March 31:

Name of Related Parties	2008	2007

Shaanxi Xinyuan Industrial Co., Ltd.	$ 6,950,998	$ 5,348,842
Shaanxi Han Tang Trading, Ltd.	1,332,031	1,199,570
Shaanxi Lezhan Property Management Co., Ltd.	410,911	285,441
Shaanxi Ruize Industrial Co., Ltd.	-	0
Shaanxi Han Tang Publishing Co.,	819,884	233,898
Shaanxi Zhengyang Real Estate Co.,	356,014	321,751

  CHINA PROPERTIES DEVELOPMENTS, INC.
  NOTES TO FINANCIAL STATEMENTS

  March 31, 2008 and 2007

Shaanxi Brothers Real Estate Co.,	373,015	337,115
Yangming Soho Commercial Flat	7,621	6,630
Shaanxi San Jian	0	128,700

	$ 10,250,474	$ 7,861,947

  C - Due To Officers

  “Due to officers” are temporary short-term loans from our officers to finance the Company’s operation due to lack of cash resources.  Cash flows from these activities are classified as cash flows from financing activates.  The total borrowing from officers was $368,431 and $964,888 as of March 31, 2008 and 2007, respectively.

  The amounts due to officers consisted of the following as of March 31:

Name of officer	Title	2008	2007

Wang, Yingming	General Manager	13,135	22,167
Li, Mengzhou	Vice General Manager	71,203	64,350
Lou, Shou	CFO	98,604	197,920
Wu, Pingan	CEO	124,678	357,209
Wu, Xinan	Assistant to CEO	0	193,050
Gao, Yian	Assistant to CEO	1,651	1,492
Zhang, Yi	Assistant to CEO	20,704	0
Wu, Rong	Vice General Manager	38,456
Yang, Shuzhen	Assistant to CEO	0	128,700

		$ 368,431	$ 964,888

  D - Leases

    The Company leases office and retail space to an affiliate, Shaanxi Jiahui Hantang Book Publishing Co., Ltd., which is majority owned and controlled by directors of the Company.  The lease period is from January 1, 2003 to December 31, 2012.  The rent is $208,738 (based upon the average exchange rate of the RMB for 2007) per year and the rent is payable semi-annually.

    The Company leases the 25th floor of the Yangming Building to a related party, Yangming Soho Commercial Flat, which is majority owned and controlled by directors of the Company.  There is no lease and no rental income has been collected from this related party.  The Company estimates that annual rent, using current rental values, would be approximately $62,120 (based upon the average exchange rate of the RMB for 2007).

  CHINA PROPERTIES DEVELOPMENTS, INC.
  NOTES TO FINANCIAL STATEMENTS

  March 31, 2008 and 2007

  Note 4 – Inventoried Real Estate Project Costs

  The Company is carrying prepaid real estate project costs, which consist of the costs of the unsold portion of the Yangming Building, as of March 31, as follows:

Inventory	2008	2007
Construction Costs	294,356	261,668
Interest on loan	3,942,384	3,173,485
Close to cost of sales	(10,417,544)	(6,967,313)
Close to Yangming 26-27 Floors	(1,466,777)	(1,325,611)
Close to Yangming 25 Floor	(733,388)	(662,806)

	$ 13,110,296	$ 12,725,339

  Note 5 – Property and Equipment

  Property, plant and equipment consist of the following as of March 31:

Description	2008	2007

Vehicles	373,954	342,239
Machinery and equipment	0	502
Office equipment	20,515	36,530
Office furniture	8,244	70,182
Jiahui Building	6,855,257	6,195,493
25th to 27th Floors of Yangming	2,200,165	1,928,160
	9,458,135	8,633,363
Less: Accumulated depreciation	(1,790,470)	(1,169,028)
	$ 7,667,664	$ 7,197,570

  Note 6 – Long-Term Investment

  The long-term investment represents an investment of approximately $405,856 for 300,000 shares of Yan Tan Bank, a state owned bank in Xi’an China. The shares are transferable in accordance with the laws of the PRC. The investment is carried at cost which approximates

  CHINA PROPERTIES DEVELOPMENTS, INC.
  NOTES TO FINANCIAL STATEMENTS

  March 31, 2008 and 2007

  fair value. Dividend income on these shares is recorded when received. The Company may sell the shares back to the bank at the net book value per share.  The balance of this investment changes on the balance sheet in accord with periodic fluctuations of the RMB.

  Note 7 – Short-Term Debt

  Short-term debt at December 31, 2007 consisted of three bank loans:

	2008	2007

  A. Short-term bank loan - Tumen Credit Union.  This loan is was due in full in November 2007.  Original principal amount was $284,811.  It was partially paid off in December 2007 leaving a balance owing at March 31, 2008 of $216,456.  Interest has been accrued based on the term of the loan of $61.53 per day on the outstanding balance.

	$ 216,456	$ 257,400
B. Short-term notes payable – Deng Jia Po Credit Cooperatives. This note has interest payable quarterly at 8.06% per annum, principal due December 29, 2008 (extended from original October 28, 2008) without penalty. It is secured by the Yangming building.	1,979, 437	1,788,932
C. Short-term notes payable – Qujiang Credit Cooperatives This note has interest payable quarterly at 8.06% per annum, principal due December 29, 2008. It is secured by the unsold portion of Jia Hui building.	2,990,516	2,702,703
Total	$ 5,186,409	$ 4,749,035
	=========	=========

  Note 8 – Long-Term Debt

  Long-term debt consisted of the following as of March 31:

Mortgages Payable

There are 43 mortgages against 43 units in the Yangming International Tower. At March 31, 2008 the principle of each mortgage range from a low of $25,603 to a high of $153,913 (an average mortgage of $54,595). These mortgages have minimum payments due, and are usually paid off when the units are sold. The average mortgage bears interest at 6.66% per annum, and varies in term from 4 to 27 years	$ 2,347,606	$ 2,486,079

Less current portion due within one year	137,274	131,750

Long-term debt, net of current portion	$ 2,210,332	$ 2,354,329
	==========	==========

  CHINA PROPERTIES DEVELOPMENTS, INC.
  NOTES TO FINANCIAL STATEMENTS

  March 31, 2008 and 2007

  Note 9 – Income Taxes

  The Company has made no provision for income taxes for the three months ended March 31, 2008 and 2007.  The Company has accumulated significant net operating losses from prior to 2007 to offset future taxable income.

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

  On July 21, 2006, the People's Bank of China, China's central bank, announced that, beginning on July 21, 2006, China implemented a regulated, managed floating exchange rate system based on market supply and demand and with reference to a package of currencies.  RMB will no longer be pegged to the US dollar and the RMB exchange rate structure will be subject to some fluctuation.

  CHINA PROPERTIES DEVELOPMENTS, INC.
  NOTES TO FINANCIAL STATEMENTS

  March 31, 2008 and 2007

  The People's Bank of China announces the closing price of a foreign currency, such as the US dollar against the RMB, in the inter-bank foreign exchange market after the closing of the market on each working day, and will make it the central parity for the trading against the RMB on the following working day.  The exchange rate of the US dollar against the RMB was adjusted to 8.11 RMB per US dollar on July 21, 2005.

  The daily trading price of the US dollar against the RMB in the inter-bank foreign exchange market will be allowed to float within a band of 0.3 percent around the central parity published by the People's Bank of China, while the trading prices of the non-US dollar currencies against the RMB will be allowed to move within a certain band announced by the People's Bank of China.

  The People's Bank of China makes adjustment of the RMB exchange rate band when necessary, according to market developments as well as economic and financial situations. The People's Bank of China is responsible for stabilizing and adapting the RMB exchange rate.

  Translation adjustments resulting from the “managed floating exchange” process are included in the accumulated comprehensive income (loss) account in the consolidated statement of shareholders’ equity and amounted to $37,480 and $(120,038) as of March 31, 2008 and 2007, respectively. The balance sheet amounts with the exception of equity at March 31, 2008 were translated at 7.0222 RMB to $1.00 USD as compared to 7.3141 RMB at December 31, 2007. The equity accounts were stated at their historical rate. The average translation rate of 7.17568 RMB for the three months ended March 31, 2008 was applied to income statement accounts as compared to 7.6172 RMB for the year ended December 31, 2007.

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

  March 31, 2008 and 2007

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

  Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

              The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q.

  Forward-Looking Statements

              When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” “plans”, and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends which may affect our future plans of operations, business strategy, operating results and financial position.  Forward looking statements in this report include without limitation statements relating to trends affecting our financial condition or results of operations, our business and growth strategies and our financing plans.

            Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Certain of these risks and uncertainties are discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 under the caption “Uncertainties and Risk Factors” in Part I, Item 1 “Description of Business”.

            Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

  Results of Operations

              Revenues were $1,599,000 for the three months ended March 31, 2008 compared to revenues of $420,000 for the three months ended March 31, 2007.  The revenues were due to sales of condominium units and office space in the Yangming building which sales substantially increased in the first quarter of 2008 compared to the prior year period.

            Gross profit, defined as sales less cost of sales, was $480,000 for the three months ended March 31, 2008 compared to gross profit of $127,000 for the three months ended March 31, 2007.  Cost of sales consists of costs such as construction and labor costs.  Cost of sales were $1,119,000 for the three months ended March 31, 2008 compared to $294,000 for the three months ended March 31, 2007, which change was primarily due to increased costs resulting from the increase in sales of condominium units and office space in the three months ended March 31, 2008.

            We also achieved rental income of $196,000 for the three months ended March 31, 2008 compared to rental income of $90,000 for the three months ended March 31, 2007.

            Our operating expenses were $326,000 for the three months ended March 31, 2008 compared to operating expenses of $230,000 for the three months ended March 31, 2007.  Operating expenses increased primarily due to a $99,000 increase in sales taxes for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 resulting from the substantial increase in sales of condominium units and office space, along with a $19,000 increase in other general and administrative expenses, offset by a $50,000 decrease in legal and professional fees.  In addition, there was a bad debt recovery of $25,000 for the three months ended March 31, 2007 which reduced operating expenses for such period.  There was no comparable recovery in the three months ended March 31, 2008.  Depreciation expense charged to operations was $63,000 for the three months ended March 31, 2008 compared to $58,000 for the three months ended March 31, 2007.

            Operating income was $349,000 for the three months ended March 31, 2008 compared to an operating loss of $13,000 for the three months ended March 31, 2007.  Such change was primarily due to the increase achieved in revenues from the sale of building space.

            During the first quarter of 2008, we incurred total other expense of $321,000 compared to total other expense of $400 for the first quarter of 2007.   This increase in total other expense was primarily due to interest expenses of $211,000 compared to $600 in the prior year period and late delivery penalties of $112,000 in the three months ended March 31, 2008 for which there was no comparable expense in the first quarter of 2007.

            We achieved comprehensive income of $116,000 for the three months ended March 31, 2008 compared to a comprehensive loss of $98,000 for the three months ended March 31, 2007.  The increase in comprehensive income for the three months ended March 31, 2008 compared to the prior year period is primarily due to an increase in revenues from the sale of building space offset by an increase in expenses.

  Operations Outlook

              During the next twelve months, we intend to continue to make efforts to sell and lease the remaining spaces of Yangming International Tower.   In addition, on September 13, 2007, we entered into a Securities Subscription Agreement (the “Shaanxi Subscription Agreement”) with Shaanxi Xinyuan Real Estate Co. Ltd. (“Shaanxi”) pursuant to which we agreed to subscribe for and purchase new treasury shares of Shaanxi and Shaanxi agreed to issue the shares to us, such that we will own 90% of the issued and outstanding share capital of Shaanxi after the purchase has been completed (the “Shaanxi Shares”).   Such agreement terminated and replaced a Purchase Agreement dated February 16, 2006 by and among the Company, Shaanxi and certain selling shareholders of Shaanxi pursuant to which we were to have acquired not less than 90% of the outstanding common stock of Shaanxi for 15,000,000 shares of common stock of the Company and 15,000,000 shares of Series A Preferred Stock of the Company.

            The purchase price for the Shaanxi Shares was agreed to be RMB 230,000,000 (estimated to be approximately US$30 million at the current currency exchange rate which is subject to change) (the “Purchase Price”) to be paid by us to Shaanxi at closing.  We agreed with Shaanxi that our obligation to purchase the Shaanxi Shares is subject to our obtaining equity or debt financing, on terms which are acceptable to us at our sole discretion, and  the net proceeds realized by us therefrom is no less than the full amount of the Purchase Price.   The closing of the purchase and sale of the Shaanxi Shares shall take place as soon as reasonably possible following the completion by the Company of the aforesaid financing.  The Shaanxi Subscription Agreement may be terminated by either of the parties in the event that the closing thereunder has not occurred within 240 days of the signing of the Shaanxi Subscription Agreement, unless extended by the mutual written consent of the parties.

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

            Shaanxi is a majority owned subsidiary of The Jaihui Group which is majority owned by Ping’an Wu and his family.  The remaining equity interest in Shaanxi is owned by Mr. Wu and his family. Ping’an Wu is the Company’s Chairman, Chief Executive Officer, President and a director.

            We believe that the foregoing transaction with Shaanxi is on terms at least as favorable as could have been obtained from an unrelated third party.

            Due to recent regulatory changes in the PRC, even if we were to obtain the necessary financing, we may not be able to acquire the Shaanxi Shares directly.  As a result, we are contemplating entering into a series of agreements with Shaanxi which we believe give us effective control over the business of Shaanxi instead of acquiring the Shaanxi Shares.  No assurance can be made that we will be able to complete the foregoing.

            We are also actively and aggressively pursuing other real estate opportunities within Xi’an and its surrounding areas.  Currently there are three specific projects that are in various stages of negotiations and planning, in addition to the Yan-Ta Project being undertaken by Shaanxi.

            We cannot predict with certainty what revenues we can expect during the next twelve months, although we believe that we probably will have enough revenue, when added to our cash on hand, to pay our operating expenses, including our debt service, for the next twelve months.  As mentioned above, there can be no assurance that we will be able to acquire control over the business of Shaanxi, whether by ownership or otherwise, or that any of our current or future projects will be a commercial success.  However, significant capital resources will be required to fund our development expenditures.  Since our performance continues to be dependent on future cash flows from real estate sales and rental income, there can be no assurance that we will generate sufficient cash flow or otherwise obtain sufficient funds from other sources to meet the expected development plans for our properties.  We anticipate that we will seek to raise additional capital to expand our operations, although we cannot guarantee that we will be able to raise that capital on terms acceptable to us or at all.

            Liquidity and Capital Resources

              On March 31, 2008, we had a working capital deficit of $5,789,000 and stockholders’ equity of $946,000.  Also, at March 31, 2008, we had cash and cash equivalents of $951,000, total assets of $25,353,000 and total liabilities of $24,408,000.  On March 31, 2007, we had a working capital deficit of $5,859,000, stockholders’ equity of $806,000, cash and cash equivalents of $341,000, total assets of $28,739,000 and total liabilities of $27,933,000.

            A substantial portion of our total liabilities consists of short-term and long-term bank loans and mortgages, and other amounts due to related parties.  At March 31, 2008, we had short-term bank loans of $5,186,000 and amounts due to related parties of $10,250,000, and mortgages payable of $2,348,000.  The short term bank loans consist of three bank loans and the mortgages payable relate to 43 mortgages against 43 units in the Yangming International Tower.  At March 31, 2008, the principal of each mortgage range from a low of $26,603 to a high of $153,913.  These mortgages have minimum payments due and are usually paid off when the units are sold.  The average mortgages interest is 6.66% per annum, and vary in term from 4 to 27 years.

            Net cash from operating activities was $297,000 for the three months ended March 31, 2008, which was primarily the result of net income of $29,000, together with increases in accounts payable of $317,000 and other current liabilities of $267,000, and decreases in real estate project costs of $316,000 and security deposits of $51,000, offset by a decrease in deferred revenue of $730,000.  Net cash used by operating activities was $537,000 for the three months ended March 31, 2007, which was primarily the result of a net loss of $13,000, together with a decrease in accounts payable of $524,000, a decrease in deferred revenue of $557,000, and an increase in other current assets of $64,000, offset by a decrease in real estate project costs of $508,000 and an increase in other current liabilities of $64,000.

            For the three months ended March 31, 2008, we had no cash from investing activities compared to $56,000 used by investing activities for the three months ended March 31, 2007 which was due to the purchase of fixed assets of $34,000 together with an increase in restricted cash of $23,000.

            For the three months ended March 31, 2008, net cash provided by financing activities was $244,000, which was primarily the result of loans from related parties of $483,000, offset by loans to related parties of $81,000, repayments of mortgage debts of $77,000 and repayments of loans from officers and employees of $81,000.  For the three months ended March 31, 2007, net cash provided by financing activities was $836,000, which was primarily the result of proceeds from notes from related parties of $1,386,000 and other loans from related parties of $570,000, offset by the repayment on short-term loans of $385,000, repayment of loans from related parties of $505,000 and repayment of loans from officers of $243,000.

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

  Other Information - Certain Relationships and Related Transactions

              To date, several related party transactions have taken place, in addition to the transactions described above Shaanxi.  We believe that  any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been or will be on terms no less favorable to us than those reasonably obtainable from third parties.    As of March 31, 2008, there were advances to officers outstanding of $192,000, advances to employees outstanding of $9,000, and loans due from other related parties of $2,032,000.  As of March 31, 2008, there was $10,250,000 due to related parties and $368,000 due to officers.  Such advances to officers and advance to employees are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant accounts and the advances are credited out.  Loans from and to related parties represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.   Amounts due to officers are temporally short-term loans from our officers to finance the Company’s operation due to lack of cash resources.

            We lease office and retail space to an affiliate, Shaanxi Jiahui Hantang Book Publishing Co., Ltd., which is majority owned and controlled by directors of the Company.   The lease period is from January 1, 2003 to December 31, 2012.  The rent is $208,738 (based upon the average exchange rate of the RMB for 2007) per year and the rent is payable semi-annually.

            We lease the 25th floor of the Yangming Building to a related party, Yangming Soho Commercial Flat, which is majority owned and controlled by directors of the Company.   There is no lease and no rental income has been collected from this related party.  The Company estimates that annual rent, using current rental values, would be approximately $62,120 (based upon the average exchange rate of the RMB for 2007).

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

  Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

            We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

  Item 4T.     Controls and Procedures.

            Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

            There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

  PART II ‑ OTHER INFORMATION

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

  SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                              CHINA PROPERTIES DEVELOPMENTS, INC.
                                                                                              (Registrant)

  Dated:   May 19, 2008                                                  By:   /s/ Ping’an Wu
                                                                                               Ping’an Wu, Chief Executive Officer
                                                                                               (Principal Executive Officer)

  Dated:   May 19, 2008                                                  By:   /s/ Shuo (Steven) Lou
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