Form 10-Q
period 2008-06-30
CHINA PROPERTIES DEVELOPMENTS INC
filed 2008-08-20
CIK 1174741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to ______

Commission file number 000-50637

CHINA PROPERTIES DEVELOPMENTS, INC.
(Exact name of Registrant as Specified in its Charter)

Colorado	84-1595829
(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification No.)
organization)

89 Chang’an Middle Rd. Yangming International Tower, Flrs. 26/27 Xi’an, China	710061
(Address of principal executive offices)	(Zip Code)

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
Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: $.001 par value per share: 19,050,825 outstanding as of August 15, 2008.

CHINA PROPERTIES DEVELOPMENTS, INC.

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

CHINA PROPERTIES DEVELOPMENTS, INC.

Index to Consolidated Financial Statements
Period Ended June 30, 2008

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF June 30, 2008 AND 2007

ASSETS
	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$1,322,874	$41,849
Accounts receivable	63,062	-
Prepaid expenses	2,022,429	67,432
Inventory – real estate project costs (Note 4)	40,589,676	13,880,641
Advances to officers and employees (Note 3)	210,006	386,778
Other receivable	203,330	74,321
Loans to related parties (Note 3)	7,320,492	1,733,673
Total Current Assets	51,731,869	16,184,694
LONG-TERM INVESTMENT (Note 7)	589,365	374,016
PROPERTY AND EQUIPMENT (Note 5)	8,444,709	7,279,634
INTANGIBLE - (Note 6)	121,695	-
OTHER ASSETS:
Restricted cash	1,068,118	727,315
Security deposit	96,720	87,223
	1,164,838	814,538
	$62,052,476	$24,652,882

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-Term Debt (Note 8)	$5,078,728	$262,467
Accounts payable	3,321,983	3,305,309
Deferred revenue	4,367,706	2,756,560
Taxes payable	978,907	-
Accrued interest	741,199	283,803
Due to related parties (Note 3)	5,041,256	9,311,227
Customer security deposit	1,576,488	38,622
Other payables	462,604	664,379
Current portion of mortgages payable	1,447,055	131,750
Total Current Liabilities	23,015,926	16,754,117

LONG-TERM LIABILITIES:
Mortgages payable (Note 9)	2,237,563	2,500,779
Notes payable (Note 9)	14,843,285	4,580,052
Current portion of mortgages payable	(1,447,055)	(131,750)
	15,633,793	6,949,081

MINORITY INTEREST	22,271,147	-
STOCKHOLDERS’ EQUITY:
Common stock, no par value, 100,000,000 shares authorized;
19,050,825 shares issued and outstanding	273,308	190,108
Additional paid-in capital	6,230,281	6,230,281
Retained earnings (deficit)	(5,506,600)	(5,361,507)
Accumulated other comprehensive income	134,621	(109,198)
	1,131,610	949,684
	$62,052,476	$24,652,882

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2008	2007	2008	2007
SALES:
Revenues from sale of building space	$22,290,619	$165,744	$23,889,333	$586,011
Cost of sales	7,430,343	124,167	8,549,443	417,808
Gross profit	14,860,276	41,577	15,339,890	168,203

Rental income	212,968	91,331	409,271	181,489

OPERATING EXPENSES:
Bad debt expense (recovery)	-	(130,564)	-	(156,047)
Depreciation	66,497	59,453	129,342	117,208
Legal and professional fees	9,399	18,798	54,986	114,828
Other general and administrative expenses	46,038	51,625	121,501	108,390
Sales taxes	51,810	29,293	192,578	71,043
Selling expenses	810	4,388	2,609	7,133
	174,554	32,993	501,016	262,555
Operating Income (loss)	14,898,690	99,915	15,248,145	87,137

OTHER INCOME (EXPENSE):
Interest income	2,152	36,193	4,254	37,027
Interest expenses	(6,351)		(897,351)
Late delivery penalties	-		(112,258)
Miscellaneous income (expenses)	10,684	(3,392)	10,684	(4,623)
	6,485	32,801	(994,671)	32,404

Net Income (Loss) Before Taxes	14,905,175	132,716	14,253,474	119,541

PROVISION FOR TAXES	-	-	-	-

Net Income (Loss)	14,905,175	132,716	14,253,474	119,541

OTHER COMPREHENSIVE INCOME (LOSS):
Effects of foreign currency conversion	50,157	10,839	87,636	48,272

Comprehensive Income (Loss)	$14,955,332	$143,555	$14,341,110	$167,813

WEIGHTED AVERAGE SHARES OUTSTANDING	19,050,825	19,010,825	19,050,825	19,010,825

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$0.78	$0.01	$0.75	$0.01

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007
CASH FROM OPERATING ACTIVITIES:
Net income (loss)	$14,951,234	$119,541
Depreciation		57,755
Changes in operating assets and liabilities –
(Increase) decrease in accounts receivable	(5,141)	25,980
(Increase) decrease in prepaid expense	(367,272)	(67,432)
(Increase) decrease in advances to officers and employees	558,906	-
(Increase) decrease in real estate project costs	4,089,328	(647,731)
(Increase) decrease in other current assets	294,298	(74,321)
(Decrease) in accounts payable	138,337	(794,900)
(Decrease) increase in other current liabilities		(386,309)
(Decrease) in deferred revenue	(21,059,415)	(174,767)
Increase in taxes payable	674,027
Increase in interests payable	341,053
Increase customer security deposit	812,158	-
Increase (decrease) in other payables	(655,159)
Net cash (used) by operating activities	(227,646)	(1,942,184)

CASH FROM INVESTING ACTIVITIES:
Purchase of fixed assets
(Increase) decrease in restricted cash	(105,410)	5,128,000
Net cash (used) by investing activities	(105,410)	5,128,000

CASH FROM FINANCING ACTIVITIES:
Loans to realated parties	(656,008)	(625,956)
Proceeds from (repayment of) short-term bank loans	-
Proceeds from (repayment of) other short-term loans	-	(384,600)
Loans from related parties	909,959	2,922,007
Proceeds from (Repayment of) notes payable	-	(5,128,000)
Proceeds from notes payable	-
Proceeds / (Repayment) of notes payable	860,340
(Repayments) of mortgage debt	(187,487)	(10,315)
(Repayments) / Loans from officers and employees		2,643
(Repayments) Loans from related parties
New proceeds from stock-for-debt exchange	(1,151,177)	-
Proceeds from long-term loans	-	-
Net cash provided by financing activities	(224,373)	(3,224,221)

Increase (decrease) in cash	(557,429)	(38,405)
Other effects of exchange rates on cash	291,373	23,056
	(266,056)	(15,349)

Cash at beginning of period	1,588,930	57,198

Cash at end of period	$1,322,874	$41,849

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for –
Interest	290,026	225,866
Income taxes	-	-

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2008 and 2007

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

In addition, the accounts and operations in these financial statements include those of Xin Yuan Real Estate Co., Ltd, as required by FIN 46R and as issued by the Financial Accounting Standards Board.

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

June 30, 2008 and 2007

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

The statements for the period ending June 30, 2007 were not on the consolidated basis.

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

D – Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with the United States generally accepted accounting principles for interim financial information.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as of June 30, 2008 and 2007 have been included.  Readers of these financial statements should note that the interim results for the three month period June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

E - Cash and Cash Equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments with original maturities of three months or less.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2008 and 2007

F - Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at June 30, 2008 due to the relatively short-term nature of these instruments.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2008 and 2007

The remaining space in Yangming was built for sale to the public.

Xin Tian Di Mall

Xin Tian Di Mall is a three level multifunctional shopping center.  The Company has finished the phase one construction of this project.  The entire project is planned to be carried out in four phases.  About twenty-three percent of the mall space has been sold.  The rest of the space has been rented or is available or rent at the end of December 2007.

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

All land belongs to the State in the PRC.  Enterprises and individuals can pay the State a fee to obtain a right to use a piece of land for commercial or residential purposes for a period of 50 years or 70 years, respectively.  The right of land usage can be sold, purchased, and exchange in the market.  The Company obtained the right to use the piece of land at which Jiahui Building is located for a period of 50 years, from 1999 to 2045, and the piece of land on which Yangming is located for a period of 70 years from 2003 to 2073.  The right of land usage period for the mall is 50 years from 2005 to 2054.  The cost of any land usage rights are added to the cost of each real estate project, which is then amortized over 40 years, using the straight-line method.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2008 and 2007

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2008 and 2007

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

O – Intangible Assets

The Company (Xin Yuan Real Estate Co., Ltd.) incurred start-up costs which have been capitalized.  These costs are being amortized over 60 months, beginning from October 2007.

P - Employee Benefits

Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments.  The cost of these payments is charged to the statement of income in the same period as the related salary cost.

Q - Minority Interest

The Company has accumulated a deficit from its operation; no minority interest has been recognized. The Company absorbed the entire accumulated deficit.  However, the equity from the consolidated accounts of Xin Yuan Real Estate Co., is shown as a minority interest in order to separate it from the Company’s equity.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2008 and 2007

R - Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities for the six months ending June 30, 2008 and 2007.

Note 3 – Related Party Transaction

A - Advances to Officers and Employees

“Advance to officers” and “Advance to employee” are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant expense accounts and the advances are credited out. Cash flows from these activities are classified into operating activities.  The total advance to officers was 195,832 and $383,511 as of June 30, 2008 and 2007, respectively. The total advance to employees was $14,174 and $3,269 as of June 30, 2008 and 2007, respectively.

B - Loans to Related Parties

“Loans to related parties” and “Due to related parties” represent temporary short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  The total loans to related parties were $14,220,310 and $1,733,673 as of June 30, 2008 and 2007, respectively. The total borrowing from related parties was $11,941,074 and $9,311,227 as of June 30, 2008 and 2007, respectively.

C - Leases

•
The Company leases office and retail space to an affiliate, Shaanxi Jiahui Hantang Book Publishing Co., Ltd., which is majority owned and controlled by directors of the Company.  The lease period is from January 1, 2003 to December 31, 2012.  The rent is $208,738 (based upon the average exchange rate of the RMB for 2007) per year and the rent is payable semi-annually.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2008 and 2007

•
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

Note 4 – Inventoried Real Estate Project Costs

The Company is carrying prepaid real estate project costs, which consist of the costs of the unsold portion of the real estate project described above.  Interest expense in the amount of $ 680,388 and $622,311 has been capitalized in the six months of 2008 and 2007 or Xin Yuan only.

Note 5 – Property and Equipment

Property, plant and equipment consist of the following as of June 30:

Description	2008	2007

Vehicles	942,638	348,976
Machinery and equipment		511
Office equipment	213,243	37,249
Office furniture	34,930	71,563
Jiahui Building	7,005,295	6,317,453
25th to 27th Floors of Yangming	2,248,319	2,027,559
	9,665,140	8,803,311
Less: Accumulated depreciation	(1,999,716)	(1,523,677)
	$8,444,709	$7,279,634

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2008 and 2007

Note 6 – Intangible Costs

Capitalized intangible costs for Xin Yuan are as follows at June 30, 2008:

Description	2008	2007

Start-up costs (Xin Tian Di)	$130,757	$-

Less: amortization	9,062	-

	$121,695	$-

Note 7 – Long-Term Investment

It includes two investments as listed below:

2008

The long-term investment represents an equity interest of 40% ownership in Shaanxi Le Zhan Management Co., a related party through common ownership, acquired in 2004, stated at cost, which Management believes approximates fair value.	$174,627

The long-term investment represents an investment of approximately $405,856 for 300,000 shares of Yan Tan Bank, a state owned bank in Xi’an China. The shares are transferable in accordance with the laws of the PRC. The investment is carried at cost which approximates fair value. Dividend income on these shares is recorded when received. The Company may sell the shares back to the bank at the net book value per share. The balance of this investment changes on the balance sheet in accord with periodic fluctuations of the RMB.	414,738

$589,365

Note 8 – Short-Term Debt

Short-term debt at June 30, 2008 consisted of two bank loans:

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2008 and 2007

2008

A. Short-term notes payable – Deng Jia Po Credit Cooperatives. This note has interest payable quarterly at 8.06% per annum, principal due December 29, 2008 (extended from original October 28, 2008) without penalty. It is secured by the Yangming building.	2,022,760

B. Short-term notes payable – Qujiang Credit Cooperatives This note has interest payable quarterly at 8.06% per annum, principal due December 29, 2008. It is secured by the unsold portion of Jia Hui building.	3,055,968

Total	$5,078,728

Note 9 – Long-Term Debt

Long-term debt consisted of the Mortgages Payable and Notes Payable as of June 30:

Mortgages Payable

	2008	2007

There are 43 mortgages against 43 units in the Yangming International Tower. At June 30, 2008 the principle of each mortgage range from a low of $25,603 to a high of $153,913 (an average mortgage of $54,595). These mortgages have minimum payments due, and are usually paid off when the units are sold. The average mortgage bears interest at 6.66% per annum, and varies in term from 4 to 27 years	2,237,563	2,500,779

Less current portion	-137,345	-131,750

	2,100,218	2,369,029

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2008 and 2007

Notes Payable

	2008	Terms

Qujiang Branch of Credit Cooperative	$1,149,626	8.64% per annum. Interests payment only until maturity. Maturity of this debt on December 28, 2008

San Yao Branch	2,197,386	Interest at 8.64% per annum. Interest payment only until maturity. Maturity of this debt on January 13, 2009

Chang Yan Bao Branch of Credit Cooperative	1,309,701	Interest at 8.64% per annum. Interest payment only until maturity. Maturity of this debt on December 28, 2008

Tumen Branch of Commercial Bank	10,186,560	9.45% per annum. Interest payment only until maturity. Maturity of this debt on September 28, 2009

Less current portion	-1,309,701

	$13,533,572

Total long-term debt, net of current portion	$15,633,793	$2,369,029

Note 10 – Income Taxes

The Company has made no provision for income taxes for the three or six months ended June 30, 2008 and 2007.  The Company pays no income tax in the US.  In addition, rental and sales from real estate development are instead subject to various sales and VAT taxes in China.

Note 11 - Foreign Currency Translation

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2008 and 2007

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

Translation adjustments resulting from the “managed floating exchange” process are included in the accumulated comprehensive income (loss) account in the consolidated statement of shareholders’ equity and amounted to $134,621 and $(109,198) as of June 30, 2008 and 2007, respectively. The balance sheet amounts with the exception of equity at June 30, 2008 were translated at 6.8718 RMB to $1.00 USD as compared to 7.2946 RMB at December 31, 2007. The equity accounts were stated at their historical rate. The average translation rate of 6.96957 RMB for the six months ended June 30, 2008 was applied to income statement accounts as compared to 7.6058 RMB for the year ended December 31, 2007.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2008 and 2007

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2008 and 2007

Note 13 – Business Combination

On June 28, 2008, the Company, through its 90.28% owned subsidiary, Xi’an Jiahui Real Estate Co., Ltd (“Jiahui”), entered into a series of agreements with Shaanxi Xin Yuan Real Estate Co. Ltd. (“Xin Yuan”), a corporation organized under the laws of the People’s Republic of China, which renders the Company effective control over the business of Xin Yuan.  The agreements were effective on June 1, 2008.  Therefore, Xin Yuan’s results of operations are included in the consolidated statement of operations of the Company.

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

On June 23, 2008, and through Jiahui, our 90.28% owned subsidiary, we entered into a series of agreements effective as of June 1, 2008 with Shaanxi Xinyuan Real Estate Co. Ltd., a corporation organized under the laws of the PRC ("Shaanxi"), which we believe gives us effective control over its business.  Shaanxi's results of operations are included in the consolidated statement of operations of the Company.

Results of Operations

Revenues were $22,291,000 and $23,889,000 for the three and six months ended June 30, 2008 compared to revenues of  $166,000 and $586,000 for the three and six months ended June 30, 2007.  The increase in revenues is primarily due to Shaanxi's revenues being included in our results of operations for the three and six months ended June 30, 2008, resulting from the series of agreements entered into with Shaanxi.  With the completion in October 2007 of Phase I of Shaanxi's Yan-Ta shoping mall (see "Operations Outlook" below), delivery of pre-sold spaces was able to take effect and revenues were recognized in the three and six months ended June 30, 2008.

Gross profit, defined as sales less cost of sales, was $7,430,000 and $8,549,000 for the three and six months ended June 30, 2008 compared to gross profit of $42,000 and $168,000 for the three and six months ended June 30, 2007. Cost of sales consists of costs such as construction and labor costs.  Cost of sales were $7,430,000 and $8,549,000 for the three and six months ended June 30, 2008 compared to $124,000 and $418,000 for the three and six months ended June 30, 2007, which change was primarily due to Shaanxi's results being included in the statements of the Company for the three and six months ended June 30, 2008.

We also achieved rental income of $213,000 and $409,000 for the three and six months ended June 30, 2008 compared to $91,000 and $181,000 for the three and six months ended June 30, 2007.

Our operating expenses were $175,000 for the three months ended June 30, 2008 compared to operating expenses of $33,000 for the three months ended June 30, 2007.  For the six months ended June 30, 2008, operating expenses were $501,000 compared to $263,000 for the six months ended June 30, 2007.  Operating expenses increased primarily as a result of a bad debt recovery of $131,000 and $156,000 for the three and six months ended June 30, 2007 for which there was no comparable item in the three and six months ended June 30, 2008.   In addition, sales taxes increased by $22,000 and $122,000 for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 resulting from the substantial increase in sales of condominium units and office space.  Legal and professional fees decreased by $10,000 and $60,000 for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007.  During the three and six months ended June 30, 2008, other general and administrative expenses were $46,000 and $122,000 compared to $52,000 and $108,000 for the prior year periods.  Depreciation expense charged to operations was $66,000 and $129,000 for the three and six months ended June 30, 2008 compared to $59,000 and $117,000 for the three and six months ended June 30, 2007.

Operating income was $14,899,000 and $15,248,000 for the three and six months ended June 30, 2008 compared to operating income of $100,000 and $87,000 for the three and six months ended June 30, 2007.  Such change was primarily due to the increase achieved in revenues from the sale of building space.

Total other income was $6,000 for the three months ended June 30, 2008 compared to $33,000 for the three months ended June 30, 2007.  For the six months ended June 30, 2008, we incurred total other expenses of $995,000 compared to total other income of $32,000 for the six months ended June 30, 2007.  This change was primarily due to interest expenses of $897,000 and late delivery penalties of $112,000 in the six months ended June 30, 2008 for which there were no comparable expenses in the prior year period.

We incurred comprehensive income of $14,955,000 and $14,341,000 for the three and six months ended June 30, 2008 compared to comprehensive income of $144,000 and $168,000 for the three and six months ended June 30, 2007.  The increase in comprehensive income for the three and six months ended June 30, 2008 compared to the prior year periods is primarily due to an increase in revenues from the sale of building space offset by an increase in expenses.

Operations Outlook

During the next twelve months, we intend to continue to make efforts to sell and lease the remaining spaces of Yangming International Tower.   In addition, and as mentioned above, on June 23, 2008, we entered into a series of agreements effective as of June 1, 2008 with Shaanxi Xinyuan Real Estate Co. Ltd. (“Shaanxi”), a corporation organized under the laws of the PRC, which we believe gives us effective control over the business of Shaanxi.  Shaanxi is 84.0% owned by Shaanxi Jiahui Group which is majority owned by by Ping’an Wu and his family, and 16.0% owned by Shuzhen Yang.  Ping’an Wu is the Company’s Chairman, Chief Executive Officer, President and a director.

Contemporaneously with the execution of the series of agreements with Shaanxi, the Company also entered into a Termination Agreement with Shaanxi pursuant to which the parties agreed to terminate and abandon the Securities Subscription Agreement entered into on June 13, 2007 pursuant to which the Company had agreed to subscribe for and purchase new treasury shares of Shaanxi for RMB 230,000,000 (which was estimated to be approximately US$30 million at the current currency exchange rate which was subject to change), and Shaanxi had agreed to issue the shares to the Company, such that the Company would own 90% of the issued and outstanding share capital of Shaanxi after the purchase had been completed.

Our relationship with Shaanxi and its stockholders are now governed by a series of contractual arrangements entered into on June 23, 2008 between Jiahui and Shaanxi.  The parties have agreed that each of the agreements shall be deemed effective as of June 1, 2008.  Through these contractual arrangements, we will, among other things, provide Shaanxi consulting and other general business operation services and we will have the ability to substantially influence Shaanxi’s daily operations and financial affairs, appoint their senior executives and approve all matters requiring stockholder approval.  As a result of these contractual arrangements, which enable us to control Shaanxi, we will be considered the primary beneficiary of Shaanxi.  We believe each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC.

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

We cannot predict with certainty what revenues we can expect during the next twelve months, although we believe that we probably will have enough revenue, when added to our cash on hand, to pay our operating expenses, including our debt service, for the next twelve months.  In addition, there can be no assurance that any of our current or future projects will be a commercial success.  However, significant capital resources will be required to fund our development expenditures.  Since our performance continues to be dependent on future cash flows from real estate sales and rental income, there can be no assurance that we will generate sufficient cash flow or otherwise obtain sufficient funds from other sources to meet the expected development plans for our properties.  We anticipate that we will seek to raise additional capital to expand our operations, although we cannot guarantee that we will be able to raise that capital on terms acceptable to us or at all.

Liquidity and Capital Resources

On June 30, 2008, we had working capital of $28,716,000 and stockholders’ equity of $1,132,000.  Also, at June 30, 2008, we had cash and cash equivalents of $1,323,000, total assets of $62,052,000, total liabilities of $38,650,000 and a minority interest of $22,271,000.  On June 30, 2007, we had a working capital deficit of $569,000 and stockholders’ equity of $950,000.  Also, at June 30, 2007, we had cash and cash equivalents of $42,000, total assets of $24,653,000 and total liabilities of $23,703,000.

A substantial portion of our total liabilities consists of short-term and long-term bank loans and mortgages, and other amounts due to related parties.  At June 30, 2008, we had short-term bank loans of $5,079,000 and amounts due to related parties of $5,041,000, mortgages payable of $2,238,000 and notes payable of $14,843,000.

Net cash used by operating activities was $228,000 for the six months ended June 30, 2008, which was primarily the result of net income of $14,951,000, decreases in real estate project costs of $4,089,000, together with less significant decreases in advances to officers and employees, other current assets, increases in taxes payable, interest payable and customer security deposits, offset  by a decrease in deferred revenue of $21,059,000.  Net cash used by operating activities was $1,942,000 for the six months ended June 30, 2007, which was primarily the result of net income of $120,000, offset by an increase in real estate project costs of $648,000, a decrease in accounts payable of $795,000, a decrease in other current liabilities of $386,000 and a decrease in deferred revenue of $175,000.

For the six months ended June 30, 2008, we had cash used by investing activities of $105,000 resulting from an increase in restricted cash of $105,000 compared to net cash by investing activities of $5,128,000 resulting from a decrease in restricted cash of $5,128,000.

For the six months ended June 30, 2008, net used by financing activities was $224,000, which was primarily the result of loans from related parties of $910,000, proceeds of notes payable of $860,000, offset by loans to related parties of $656,000, repayments of mortgage debt of $187,000 and new proceeds from stock for debt exchange of $1,151,000.  For the six months ended June 30, 2007, net cash used byfinancing activities was $3,224,000, which was primarily the result of loans from related parties of $2,922,000, offset by loans to related parties of $626,000, repayment of short-term loans of $385,000, and repayment of notes payable of $5,128,000.

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

Other Information - Certain Relationships and Related Transactions

To date, several related party transactions have taken place, in addition to the transactions described above with Shaanxi.  We believe that  any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been or will be on terms no less favorable to us than those reasonably obtainable from third parties.    As of June 30, 2008, there were advances to officers and employees outstanding of $210,000, and loans due from other related parties of $7,320,000.  As of June 30, 2008, there was $5,041,000 due to related parties.   Loans from and to related parties represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

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

In December 2006 the FASB issued SFAS No. 123R “Share-Based Payment.” This  Standard  addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the  company or (b)  liabilities that  are  based on  the  fair  value of  the  company's  equity instruments  or  that  may be settled  by the issuance of such equity instruments.  This Standard eliminates  the  ability to account  for  share-based compensation  transactions  using  Accounting  Principles  Board  Opinion  No.  25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2006. The adoption of the statement had no impact on the Company's results of operation or financial position.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T.   Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHINA PROPERTIES DEVELOPMENTS, INC. (Registrant)

Dated: August 19, 2008	By:	/s/ Ping’an Wu
Ping’an Wu
Chief Executive Officer (Principal Executive Officer)

Dated: August 19, 2008	By:	/s/ Shuo (Steven) Lou
Shuo (Steven) Lou
Chief Financial Officer, Chief Accounting Officer and Executive VP (Principal Financial Officer)