Form 10-Q
period 2008-09-30
CHINA PROPERTIES DEVELOPMENTS INC
filed 2008-11-20
CIK 1174741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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
Yes  ☐   No  ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: $.001 par value per share: 19,050,825 outstanding as of November 15, 2008.

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

CHINA PROPERTIES DEVELOPMENTS, INC.

Index to Consolidated Financial Statements
Period Ended September 30, 2008

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF September 30, 2008 AND 2007

ASSETS
	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$812,526	$312,559
Accounts receivable	893,994
Prepaid expenses	167
Inventory – real estate project costs (Note 4)	27,643,544	13,397,434
Advances to officers and employees (Note 3)	1,241,409	310,980
Other receivable	1,739,206	75,334
Loans to related parties (Note 3)	11,925,027	1,855,849
Total Current Assets	44,255,873	15,952,156
LONG-TERM INVESTMENT (Note 7)	590,801	379,110
PROPERTY AND EQUIPMENT (Note 5)	19,714,057	7,318,968
INTANGIBLE - (Note 6)	113,885	-
OTHER ASSETS:
Restricted cash	1,071,154	738,076
Security deposit	127,976	88,411
	1,199,130	826,487
	$65,873,746	$24,476,721

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-Term Debt (Note 8)	$5,091,100	$266,042
Accounts payable	1,907,444	2,874,346
Deferred revenue	997,710	1,436,987
Taxes payable	900,397	17,997
Accrued interest	809,625	371,143
Due to related parties (Note 3)	12,191,334	10,015,808
Due to officers and employees	312,847	673,538
Customer security deposit	541,906	39,148
Other payables	3,053,232	412,783
Current portion of mortgages payable	140,030	141,407
Total Current Liabilities	25,945,625	16,249,199

LONG-TERM LIABILITIES:
Mortgages payable (Note 9)	2,209,464	2,460,478
Notes payable (Note 9)	14,879,433	4,642,439
Current portion of mortgages payable	(140,030)	(141,407)
	16,948,867	6,961,510

STOCKHOLDERS’ EQUITY:
Common stock, no par value, 100,000,000 shares authorized; 19,050,825 shares issued and outstanding	273,308	190,108
Common stock, no par value, 100,000 shares authorized and outstanding	6,193,178
Additional paid-in capital	8,673,332	6,230,281
Retained earnings (deficit)	7,645,921	(5,059,389)
Accumulated other comprehensive income	193,515	(94,988)
	22,979,254	1,266,012
	$65,873,746	$24,476,721

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2008	2007	2008	2007
SALES:
Revenues from sale of building space	$4,328,168	$1,367,447	$28,217,501	$1,953,458
Cost of sales	1,585,798	949,613	10,135,241	1,367,421
Gross profit from selling of space	2,742,370	417,834	18,082,260	586,037
Rental income	2,042,439	96,238	2,451,710	277,727
Rental sharing expenses	2,032,640	0	2,032,640	-
Gross profit from rental activities	9,799	96,238	419,070	277,727

OPERATING EXPENSES:
Bad debt expense (recovery)	-	-	-	(158,540)
Depreciation	110,934	61,291	240,276	178,499
Legal and professional fees	48,037	5,138	103,023	119,966
Other general and administrative expenses	893,845	56,341	1,015,346	164,057
Sales taxes	1,582,712	90,244	1,775,290	161,287
Selling expenses	78,421	934	81,030	8,067
	2,713,949	213,948	3,214,965	473,336
Operating Income (loss)	38,220	300,124	15,286,365	390,428

OTHER INCOME (EXPENSE):
Interest income	46,176	3,094	50,430	40,121
(Interest expenses)	(296,571)	-	(1,193,922)	-
Late delivery penalties	(13,618)	-	(125,876)	-
Miscellaneous income (expenses)	(1,178)	(4,268)	9,506	(8,891)
	(265,191)	(1,174)	(1,259,862)	31,230

Net Income (Loss) Before Taxes	(226,971)	298,950	14,026,503	421,658

PROVISION FOR TAXES	-	-	-	-

Net Income (Loss)	(226,971)	298,950	14,026,503	421,658

OTHER COMPREHENSIVE INCOME (LOSS):
Effects of foreign currency conversion	58,894	11,717	146,530	62,482

Comprehensive Income (Loss)	$(168,077)	$310,667	$14,173,033	$484,140

WEIGHTED AVERAGE SHARES OUTSTANDING	19,010,825	19,010,825	19,010,825	19,010,825

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$(0.01)	$0.02	$0.75	$0.03

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
CASH FROM OPERATING ACTIVITIES:
Net income (loss)	$14,026,503	$421,658
Depreciation	240,276	178,499
Changes in operating assets and liabilities –
(Increase) decrease in accounts receivable	(836,073)	25,980
(Increase) decrease in prepaid expense	1,654,990	-
(Increase) decrease in advances to officers and employees		-
(Increase) decrease in real estate project costs	5,608,651	(164,524)
(Increase) decrease in other current assets	(1,032,751)	(75,334)
(Decrease) in accounts payable	(1,276,202)	(1,225,863)
(Decrease) increase in other current liabilities		93,519
(Decrease) in deferred revenue	(24,429,410)	(1,494,340)
Increase in taxes payable	595,517
Increase in interests payable	409,479
Increase customer security deposit	(222,424)	-
Increase (decrease) in other payables	2,384,680	-
Net cash (used) by operating activities	(2,876,764)	(2,240,405)

CASH FROM INVESTING ACTIVITIES:
Decrease in security deposits	341,261
(Increase) decrease in restricted cash	-	5,128,000
Net cash (used) by investing activities	341,261	5,128,000

CASH FROM FINANCING ACTIVITIES:
Repayments from related parties	1,639,275	(190,940)
Proceeds from (repayment of) short-term bank loans
Proceeds from (repayment of) other short-term loans		(384,600)
Loans from related parties	1,160,219	3,539,816
Proceeds from (Repayment of) notes payable		(5,128,000)
(Repayments) of mortgage debt	(215,586)	(50,616)
(Repayments) / Loans from officers and employees	(1,190,205)	278,464
New proceeds from stock-for-debt exchange	-	(661,359)
Net cash provided by financing activities	1,393,703	(2,597,235)

Increase (decrease) in cash	(1,141,800)	290,360
Other effects of exchange rates on cash	365,396	(34,999)
	(776,404)	255,361

Cash at beginning of period	1,588,930	57,198

Cash at end of period	$812,526	$312,559

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for –
Interest	$1,193,922	$233,825
Income taxes	-	-

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2008 and 2007

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2008 and 2007

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

D – Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with the United States generally accepted accounting principles for interim financial information.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as of Sepetember 30, 2008 and 2007 have been included.  Readers of these financial statements should note that the interim results for the three month period Sepetember  30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

E - Cash and Cash Equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments with original maturities of three months or less.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2008 and 2007

F - Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at Sepetember 30, 2008 due to the relatively short-term nature of these instruments.

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

September 30, 2008 and 2007

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

Costs allocated to operations and rental activities are recorded as fixed assets; depreciation commences when projects change from non-operating to operating.

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

September 30, 2008 and 2007

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

September 30, 2008 and 2007

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2008 and 2007

R - Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities for the nine months ending September 30, 2008 and 2007.

Note 3 – Related Party Transaction

A - Advances to Officers and Employees

“Advance to officers” and “Advance to employee” are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant expense accounts and the advances are credited out. Cash flows from these activities are classified into operating activities.  The total advance to officers was $1,202,647 and $307,668, as of September 30, 2008 and 2007, respectively. The total advance to employees was $38,762 and $3,312 as of September 30, 2008 and 2007, respectively.

B - Loans to Related Parties

“Loans to related parties” and “Due to related parties” represent temporary short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  The total loans to related parties were $11,925,027 and $1,855,849 as of September 30, 2008 and 2007, respectively. The total borrowing from related parties was $12,191,334 and $10,015,808 as of September 30, 2008 and 2007, respectively.

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

September 30, 2008 and 2007

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

Note 5 – Property and Equipment

Property, plant and equipment consist of the following as of September 30:

Description	2008	2007
Vehicles	$964,888	$753,729
Machinery and equipment	0	518
Office equipment	144,893	37,757
Office furniture	35,015	72,538
Jiahui Building	7,022,360	6,403,504.00
25th to 27th Floors of Yangming	2,253,796	2,055,178.00
Xin TianDi	11,593,384	0
others	56,380	0
	22,070,716	0
Less: Accumulated depreciation	-2,356,659	-1,604,256
	$19,714,057	$7,318,968

Note 6 – Intangible

Capitalized intangible includes start-up costs for Xin Yuan are as follows at September 30, 2008:

Description	2008	2007

Start-up costs (Xin Tian Di)	$131,076	$-

Less: amortization	17,191	-

	$113,885	$-

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2008 and 2007

Note 7 – Long-Term Investment

It includes two investments as listed below:

2008

The long-term investment represents an equity interest of 40% ownership in Shaanxi Le Zhan Management Co., a related party through common ownership, acquired in 2004, stated at cost, which Management believes approximates fair value.	$175,052
The long-term investment represents an investment of approximately $405,856 for 300,000 shares of Yan Tan Bank, a state owned bank in Xi’an China. The shares are transferable in accordance with the laws of the PRC. The investment is carried at cost which approximates fair value. Dividend income on these shares is recorded when received. The Company may sell the shares back to the bank at the net book value per share. The balance of this investment changes on the balance sheet in accord with periodic fluctuations of the RMB.	415,749
$590,801

Note 8 – Short-Term Debt

Short-term debt at September 30, 2008 consisted of two bank loans:

2008

A. Short-term notes payable – Deng Jia Po Credit Cooperatives. This note has interest payable quarterly at 8.06% per annum, principal due December 29, 2008 (extended from original October 28, 2008) without penalty. It is secured by the Yangming building.	2,027,687
B. Short-term notes payable – Qujiang Credit Cooperatives This note has interest payable quarterly at 8.06% per annum, principal due December 29, 2008. It is secured by the unsold portion of Jia Hui building.	3,063,413
Total	$5,091,100

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2008 and 2007

Note 9 – Long-Term Debt

Long-term debt consisted of the Mortgages Payable and Notes Payable as of September 30:

Mortgages Payable

	2008	2007

There are 38 mortgages against 38 units in the Yangming International Tower. At September 30, 2008 the principle of each mortgage range from a low of $29,175 to a high of $204,228 (an average mortgage of $66,404). These mortgages have minimum payments due, and are usually paid off when the units are sold. The average mortgage bears interest at 6.66% per annum, and varies in term from 4 to 27 years	2,209,464	2,460,478

Less current portion	-140,030	-141,407
	2,069,434	2,319,071

Notes Payable

	2008	Terms

Qujiang Branch of Credit Cooperative	$1,152,427	8.64% per annum. Interests payment only until maturity. Maturity of this debt on December 28, 2008

San Yao Branch	2,202,740	Interest at 8.64% per annum. Interest payment only until maturity. Maturity of this debt on January 13, 2009

Chang Yan Bao Branch of Credit Cooperative	1,312,891	Interest at 8.64% per annum. Interest payment only until maturity. Maturity of this debt on December 28, 2008

Tumen Branch of Commercial Bank	10,211,375	9.45% per annum. Interest payment only until maturity. Maturity of this debt on September 28, 2009

Less current portion*		The Company fully expect to renew all the above loans at maturity.

	$14,879,433

Total long-term debt, net of current portion	$16,948,867	$2,319,071

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2008 and 2007

Note 10 – Income Taxes

The Company has made no provision for income taxes for the three or nine months ended september 30, 2008 and 2007.  The Company pays no income tax in the US.  In addition, rental and sales from real estate development are instead subject to various sales and VAT taxes in China.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2008 and 2007

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

Translation adjustments resulting from the “managed floating exchange” process are included in the accumulated comprehensive income (loss) account in the consolidated statement of shareholders’ equity and amounted to $193,515 and $(94,988) as of September 30, 2008 and 2007, respectively. The balance sheet amounts with the exception of equity at September 30, 2008 were translated at 6.8551 RMB to $1.00 USD as compared to 7.2946 RMB at December 31, 2007. The equity accounts were stated at their historical rate. The average translation rate of 6.85292 RMB for the nine months ended September 30, 2008 was applied to income statement accounts as compared to 7.6058 RMB for the year ended December 31, 2007.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2008 and 2007

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

Note 13 – Business Combination

On June 28, 2008, the Company, through its 90.28% owned subsidiary, Xi’an Jiahui Real Estate Co., Ltd (“Jiahui”), entered into a series of agreements with Shaanxi Xin Yuan Real Estate Co. Ltd. (“Xin Yuan”), a corporation organized under the laws of the People’s Republic of China, which renders the Company effective control over the business of Xin Yuan.  The agreements were effective on June 1, 2008. Based on Jiahui’s contractual relationship with Xin Yuan, the Company has determined that a variable interest entity has been created in accordance with FASB Interpretations - FIN 46(R): Consolidation of Variable Interest Entities (as amended) (“FIN 46(R)”). Under FIN 46(R), subsequent to signing of the series of pledge and consulting agreements, Xin Yuan is to be presented as a consolidated subsidiary of the Company.

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

Results of Operations

Revenues were $4,328,000 and $28,218,000 for the three and nine months ended September 30, 2008 compared to revenues of  $1,367,000 and $1,953,000 for the three and nine months ended September 30, 2007.  The increase in revenues is primarily due to Shaanxi's revenues being included in our results of operations for the three and nine months ended September 30, 2008, resulting from the series of agreements entered into with Shaanxi.  With the completion in October 2007 of Phase I of Shaanxi's Yan-Ta shoping mall (see "Operations Outlook" below), delivery of pre-sold spaces was able to take effect and revenues were recognized in the three and nine months ended September 30, 2008.

Gross profit, defined as sales less cost of sales, was $2,742,000 and $18,082,000 for the three and nine months ended September 30, 2008 compared to gross profit of $418,000 and $586,000 for the three and nine months ended September 30, 2007. Cost of sales consists of costs such as construction and labor costs.  Cost of sales were $1,586,000 and $10,135,000 for the three and nine months ended September 30, 2008 compared to $950,000 and $1,367,000 for the three and nine months ended September 30, 2007, which change was primarily due to Shaanxi's results being included in the statements of the Company for the three and nine months ended September 30, 2008.

We also achieved rental income of $2,042,000 and $2,452,000 for the three and nine months ended September 30, 2008 offset by rental sharing expenses of $2,033,000 for the three and nine months ended September 30, 2008 compared to rental income of $96,000 and $278,000 for the three and nine months ended September 30, 2007 in which there were no comparable rental sharing expenses.

Our operating expenses were $2,714,000 for the three months ended September 30, 2008 compared to operating expenses of $214,000 for the three months ended September 30, 2007.  For the nine months ended September 30, 2008, operating expenses were $3,215,000 compared to $473,000 for the nine months ended September 30, 2007.  Operating expenses increased primarily as a result of an increase in general and administrative expenses which were $894,000 and $1,015,000 for the three and nine months ended September 30, 2008 compared to $56,000 and $164,000 for the three and nine months ended September 30, 2007, as well as an increase in sales taxes which were $1,583,000 and $1,775,000 for the three and nine months ended September 30, 2008 which increased primarily due to a substantial increase in sales of condominium units and office space, compared to sales taxes of $90,000 and $161,000 for the three and nine months ended September 30, 2007.  Legal and professional fees increased by $43,000 for the three months ended September 30, 2008 compared to the prior year period and decreased by $17,000 for the nine months ended September 30, 2008 compared to the prior year period.  Selling expenses increased by $77,000 and $73,000 for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007.  Depreciation expense charged to operations was $111,000 and $240,000 for the three and nine months ended September 30, 2008 compared to $61,000 and $178,000 for the three and nine months ended September 30, 2007.

Operating income was $38,000 and $15,286,000 for the three and nine months ended September 30, 2008 compared to operating income of $300,000 and $390,000 for the three and nine months ended September 30, 2007.  Such change was primarily due to the increase achieved in revenues from the sale of building space.

Interest income was $46,000 and $50,000 for the three and nine months ended September 30, 2008 compared to interest income of $3,000 and $40,000 for the three and nine months ended September 30, 2007.  For the three and nine months ended September 30, 2008, such interest income was offset by interest expense of $297,000 and $1,194,000 and late delivery penalties of $14,000 and $126,000 for the three and nine months ended September 30, 2008 for which there were also no comparable offsets in the prior year periods.

We incurred comprehensive loss of $168,000 and comprehensive income of $14,173,000 for the three and nine months ended September 30, 2008 compared to comprehensive income of $311,000 and $484,000 for the three and nine months ended September 30, 2007.  The increase in comprehensive income for the nine months ended September 30, 2008 compared to the prior year period is primarily due to an increase in revenues from the sale of building space offset by an increases in cost of sales and operating expenses.

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

Liquidity and Capital Resources

On September 30, 2008, we had working capital of $18,310,000 and stockholders’ equity of $22,979,000.  Also, at September 30, 2008, we had cash and cash equivalents of $813,000, total assets of $65,874,000 and total liabilities of $42,894,000.  On September 30, 2007, we had a working capital deficit of $297,000 and stockholders’ equity of $1,266,000.  Also, at September 30, 2007, we had cash and cash equivalents of $313,000, total assets of $24,477,000 and total liabilities of $23,211,000.

A substantial portion of our total liabilities consists of short-term and long-term bank loans and mortgages, and other amounts due to related parties.  At September 30, 2008, we had short-term bank loans of $5,091,000 and amounts due to related parties of $12,191,000, mortgages payable of $2,209,000 and notes payable of $14,879,000.

Net cash used by operating activities was $2,877,000 for the nine months ended September 30, 2008, which was primarily the result of net income of $14,027,000, decreases in prepaid expense of $1,655,000, decrease in real estate project costs of $5,609,000, together with an increase in other payables of 2,385,000, offset by an increase in other current assets of $1,033,000, a decrease in accounts payable of $1,276,000 and a decrease in deferred revenue of $24,429,000.  Net cash used by operating activities was $2,240,000 for the nine months ended September 30, 2007, which was primarily the result of net income of $422,000 plus an increase in other current liabilities of $94,000, offset by an increase in real estate project costs of $165,000, an increase in other current assets of $75,000, a decrease in accounts payable of $1,226,000 and a decrease in deferred revenue of $1,494,000.

For the nine months ended September 30, 2008, we had cash from investing activities of $341,000 resulting from a decrease in security deposits of $341,000 compared to net cash from investing activities of $5,128,000 for the nine months ended September 30, 2007 resulting from a decrease in restricted cash of $5,128,000.

For the nine months ended September 30, 2008, net cash provided by financing activities was $1,394,000, which was primarily the result of repayments from related parties of $1,639,000, loans from related parties of $1,160,000, offset by repayment of loans from officers and employees of $1,190,000.   For the nine months ended September 30, 2007, net cash used by financing activities was $2,597,000, which was primarily the result of repayment of notes payable of $5,128,000, new proceeds from stock for debt exchange of $661,000, offset from loans from related parties of $3,540,000 and loans from officers and employees of $278,000.

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

Other Information - Certain Relationships and Related Transactions

To date, several related party transactions have taken place, in addition to the transactions described above with Shaanxi.  We believe that  any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been or will be on terms no less favorable to us than those reasonably obtainable from third parties.    As of September 30, 2008, there were advances to officers and employees outstanding of $1,241,000, and loans due from other related parties of $11,925,000.  As of September 30, 2008, there was $12,191,000 due to related parties.   Loans from and to related parties represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

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

Item 4T.   Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHINA PROPERTIES DEVELOPMENTS, INC. (Registrant)

Dated: November 19, 2008	By:	/s/ Ping’an Wu
Ping’an Wu
Chief Executive Officer (Principal Executive Officer)

Dated: November 19, 2008	By:	/s/ Shuo (Steven) Lou
Shuo (Steven) Lou
Chief Financial Officer, Chief Accounting Officer and Executive VP (Principal Financial Officer)