Form 10-K
period 2008-12-31
CHINA PROPERTIES DEVELOPMENTS INC
filed 2009-04-15
CIK 1174741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50637

CHINA PROPERTIES DEVELOPMENTS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1595829 (I.R.S. Employer Identification Number)

89 Chang’an Middle Rd.
Yangming International Tower, Flrs. 26/27
Xi’an, China
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code:  86 29 85257560

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐         No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐         No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒         No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐         No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (15,538,825 shares) as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $20,000,000.  The number of shares outstanding of the Common Stock ($.001 par value) of the registrant as of the close of business on March 31, 2009 was 19,050,825.

Documents Incorporated by Reference:  None

CHINA PROPERTIES DEVELOPMENTS, INC.

Forward-Looking Statements

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company’s management as well as information currently available to the management.  When used in this document, the words “anticipate”, “believe”, “estimate”, and “expect” and similar expressions, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.  Certain of these risks and uncertainties are discussed in this report in Part I, Item 1A “Risk Factors”.  The Company does not intend to update these forward-looking statements.

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

On June 23, 2008, and through Jiahui, our 90.28% owned subsidiary, we entered into a series of agreements effective as of June 1, 2008 with Shaanxi Xinyuan Real Estate Co. Ltd., a corporation organized under the laws of the PRC (“Shaanxi”), which we believe gives us effective control over its business.  Shaanxi's results of operations are included in the consolidated statement of operations of the Company.

Our Current Projects

Through our ownership interest in Jiahui, we currently hold a majority interest in following two buildings:

Jiahui Office Building

The Jiahui Office Building (the “Jiahui Building”) is a 15-story commercial office building.  Construction commenced in 1998.  The majority of construction was concluded in December 1999 with finished tenant improvements.   This property has been available for occupancy since June 30, 2000.  The first to fourth floors are leased to a related party, the Hantang Bookstore.  The 5th floor, west section of the 14th floor, the 15th floor, and the underground parking garage in the Jiahui Building are held for rental activities.  All of these spaces are recorded as fixed assets, and depreciation has been provided since July 1, 2000.  The remaining space in the Jiahui Building has been sold or placed in service as rental property.

Yangming International Tower

The Yangming International Tower (“Yangming”) is a multi-functional 27-story building with mostly commercial usage.  The Company occupied the top two floors (26th and 27th floors) as its administrative offices.  The 25th floor is under contract with an affiliate, Yangming Soho Commercial Flat.  Commencing as of January 1, 2008, the Company has added the 24th floor to the space operating commercial flat.  The 24th through 27th floor has been classified as fixed assets and depreciation have been provided according to the time they became fixed assets.  The second and third floors are leased to a related party, the Hantang Bookstore.  The remaining space in Yangming is for sale to the public.

The Yangming is a high-end building covering 516,668 sq. ft. We commenced the construction of Yangming in May 2002 and ceased major construction in October 2005 at which time the building was ready for occupancy.  Unlike other ordinary office/apartment buildings in Xi’an, the Yangming International Tower is protected by a full range of hi-tech security and electronic networking system. Residents, tenants, or clients of this building have access to a multi-function club located on the fifth floor. The facilities in this club include a large conference room, greenhouse, pool room, fitness room, entertainment center, and a game room.

Shaanxi Xinyuan Real Estate Co. Ltd.

On June 23, 2008, through our 90.28% owned subsidiary, Jiahui, we entered into a series of agreements effective as of June 1, 2008 with Shaanxi Xinyuan Real Estate Co. Ltd. (“Shaanxi”), a corporation organized under the laws of the People’s Republic of China (“PRC”), which we believe gives us effective control over the business of Shaanxi.  Shaanxi is 84.0% owned by Shaanxi Jiahui Group which is majority owned by by Ping’an Wu and his family, and 16.0% owned by Shuzhen Yang.  Ping’an Wu is the Company’s Chairman, Chief Executive Officer, President and a director.

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

Our relationship with Shaanxi and its stockholders are now governed by a series of contractual arrangements entered into on June 23, 2008 between Jiahui and Shaanxi.  The parties have agreed that each of the agreements shall be deemed effective as of June 1, 2008.  Through these contractual arrangements, we will, among other things, provide Shaanxi consulting and other general business operation services and we will have the ability to substantially influence Shaanxi’s daily operations and financial affairs, appoint their senior executives and approve all matters requiring stockholder approval.  As a result of these contractual arrangements, which enable us to control Shaanxi, we will be considered the primary beneficiary of Shaanxi.  Accordingly, we expect to consolidate the results, assets and liabilities of Shaanxi in our financial statements.  We believe each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC.  Such contractual arrangements which we entered into are as follows:

Exclusive Consulting Services Agreement

Pursuant to the exclusive Consulting Services Agreement, Jiahui will provide consulting services to Shaanxi in relation to its current and proposed operations including, but not limited to, services with respect to Shaanxi’s general business operation, human resources and business development.  Shaanxi shall not accept any similar services from any third party without the consent of Jiahui.  In consideration of the services provided, Jiahui shall receive a consulting services fee each quarter equal to all of Shaanxi’s net after tax income for such quarter.  In addition, Jiahui shall be the sole and exclusive owner of all rights, title, interests and intellectual property rights arising from the performance of the exclusive consulting agreement.

Business Operations Agreement

Pursuant to the Business Operations Agreement, Jiahui has the right to recommend director candidates and appoint the senior executives of Shaanxi, and approve any transactions that may materially affect the assets, business, employment, obligations, rights or the operations of Shaanxi.

Option Agreement

Pursuant to the Option Agreement, Jiahui was granted an exclusive option to purchase from the shareholders of Shaanxi all of their equity interests in Shaanxi at the lowest price permitted by PRC laws applicable at the time of exercise of such option right.  Jiahui was granted the option right immediately after the execution of the Option Agreement, and such option right cannot be revoked or amended during the term of the Agreement. Jiahui may exercise part or full option anytime during the term of the Option Agreement.  The Option Agreement has a term of 10 years.

Share Pledge Agreement

Pursuant to the Share Pledge Agreement, the shareholders of Shaanxi pledged 100% of their equity interest in Shaanxi to Juahui to ensure that Shaanxi will perform its obligations under the Consulting Services Agreement and the various other related agreements by and between Juahui and Shaanxi, and in order to provide an additional mechanism for Juahui to enforce its rights to collect the consulting services fees from Shaanxi

Proxy Agreement

Pursuant to the Proxy Agreement, the shareholders of Shaanxi have granted to Jiahui a proxy to vote all of shares in Shaanxi for the maximum period of time permitted by law.

Shaanxi is the developer of the Yan-Ta Shopping Mall project in Xi’an, China.  Comprising a large urban park, a high-end shopping mall and entertainment facilities, The Yan-Ta Shopping Mall is listed as one of The City of Xi’an’s Key Projects for 2005/06. The park, already under way, will occupy 12 acres. Below ground, a three-story shopping mall will provide 1,291,670 square feet of retail and commercial space plus 2,000 parking spaces.  Designed to complement the unique characteristics of Xi’an’s historic and geographic features, the park will provide space for walking, exercising and large-scale gatherings. The northern part of the park will have an open performance platform; a large fountain will dominate the middle of the expanse; and the southern section will be plant and flower gardens.  Fountains and waterfalls with displays operated with advanced technology will be scattered throughout. Well designed lighting will keep the city night alive. This square is expected to be a landmark in Xi’an’s southern area and will be known to as a luxurious place for shopping, work and leisure.  Phase I construction of this project has been completed.  The entire project is planned to be carried out in four phases.  Approximately 23% of the phase one mall space has been sold.  The units sold are under contract with the Company to manage the rental of these spaces.  The rest of the space has been rented or is available for rent as of December 2008.

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

Phase II of Shopping Mall

With planned construction area of 75,765 square meters (815,528 sq ft), Phase II will be significantly greater than Phase I in scope and investment amount.  Development of Phase II is now scheduled to commence during 2009 with occupancy scheduled for completion in 2011.

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

Item 1A.       Risk Factors.

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

UNFAVORABLE CHANGES IN MARKET AND ECONOMIC CONDITIONS COULD HURT OCCUPANCY OR RENTAL RATES. Market and economic conditions may significantly affect rental rates. Occupancy and rental rates in our market, in turn, may significantly affect our profitability and our ability to satisfy our financial obligations. The risks that may affect conditions in our market include the following:

-        the economic climate, which may be adversely impacted by industry slowdowns and other factors;
-        local conditions, such as oversupply of office and residential space and the demand for officeand residential space;
-        the inability or unwillingness of tenants to pay their current rent or rent increases; and
-        competition from other available office and residential buildings and changes in market rentalrates.

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

Item 1B.       Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.       Properties.

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

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Year ended December 31, 2007:	High	Low

Jan. 1, 2007 to March 31, 2007	$1.08	$0.90
April l, 2007 to June 30, 2007	$1.85	$1.10
July 1, 2007 to Sept. 30, 2007	$3.45	$1.30
Oct. 1, 2007 to Dec. 31, 2007	$2.25	$1.30

Year ended December 31, 2008:	High	Low

Jan. 1, 2008 to March 31, 2008	$3.10	$2.04
April l, 2008 to June 30, 2008	$3.05	$1.30
July 1, 2008 to Sept. 30, 2008	$1.10	$1.10
Oct. 1, 2008 to Dec. 31, 2008	$1.10	$0.30

Holders

As of March 31, 2009, there were approximately 390 stockholders of record of the Company’s Common Stock.  This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal year ended December 31, 2008 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”): None.

Item 6.       Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On June 23, 2008, and through Jiahui, our 90.28% owned subsidiary, we entered into a series of agreements effective as of June 1, 2008 with Shaanxi Xinyuan Real Estate Co. Ltd., a corporation organized under the laws of the PRC (“Shaanxi”), which we believe gives us effective control over its business.  Shaanxi's results of operations are included in the consolidated statement of operations of the Company.

Results of Operations

Revenues were $29,308,000 for the year ended December 31, 2008 compared to revenues of $2,408,000 for the year ended December 31, 2007. The increase in revenues is primarily due to Shaanxi’s revenues being included in our results of operations for the year ended December 31, 2008, resulting from the series of agreements entered into with Shaanxi in June 2008.  With the completion in October 2007 of Phase I of Shaanxi’s Yan-Ta shoping mall (see “Operations Outlook” below), delivery of pre-sold spaces was able to take effect and revenues were recognized in the year ended December 31, 2008.

Gross profit, defined as sales less cost of sales, was $18,442,000 for the year ended December 31, 2008 compared to $722,000 for the year ended December 31, 2007.  Cost of sales consists of costs such as construction and labor costs.  Cost of sales were $10,866,000 for the year ended December 31, 2008 compared to $1,686,000 for the year ended December 31, 2007 which change was primarily due to Shaanxi’s results being included in the statements of the Company for the year ended December 31, 2008.  We also achieved rental income of $3,327,000 for the year ended December 31, 2008 compared to rental income of $375,000 for the year ended December 31, 2007.

Our operating expenses were $3,707,000 for the year ended December 31, 2008 compared to $944,000 for the year ended December 31, 2007.  Operating expenses increased primarily as a result of an increase in general and administrative expenses which were $1,152,000 for the year ended December 31, 2008 compared to $302,000 for the year ended December 31, 2007, as well as an increase in sales taxes which were $1,859,000 for the year ended December 31, 2008 which increased primarily due to a substantial increase in sales of condominium units and office space, compared to sales taxes of $339,000 for the year ended December 31, 2007. Legal and professional fees decreased by $102,000 for the year ended December 31, 2008 compared to the prior year.  Selling expenses increased by $264,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007.  Depreciation expense charged to operations was $387,000 for 2008 compared to $236,000 for 2007.

Operating income was $15,412,000 for the year ended December 31, 2008 compared to operating income of $153,000 for the year ended December 31, 2007. Such change was primarily due to the increase achieved in revenues from the sale of building space.

Investment and interest income totaled $44,000 for the year ended December 31, 2008 compared to $42,000 in interest income for 2007.  There was no investment income in 2007.  For the year ended December 31, 2008, such investment and interest income was offset by interest expenses of $2,614,000 and late delivery penalties of $105,000.  Interest expenses were $298,000 and late delivery penalties were $39,000 in the prior year.

We achieved comprehensive income of $9,716,000 for the year ended December 31, 2008 compared to a comprehensive loss of $35,000 for the year ended December 31, 2007.  The increase in comprehensive income for 2008 is primarily due to an increase in revenues from the sale of building space offset by an increases in cost of sales and operating expenses.

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

Shaanxi is the developer of the Yan-Ta Shopping Mall project in Xi’an, China.  Comprising a large urban park, a high-end shopping mall and entertainment facilities, The Yan-Ta Shopping Mall is listed as one of The City of Xi’an’s Key Projects for 2005/06. The park, already under way, will occupy 12 acres. Below ground, a three-story shopping mall will provide 1,291,670 square feet of retail and commercial space plus 2,000 parking spaces.  Designed to complement the unique characteristics of Xi’an’s historic and geographic features, the park will provide space for walking, exercising and large-scale gatherings. The northern part of the park will have an open performance platform; a large fountain will dominate the middle of the expanse; and the southern section will be plant and flower gardens.  Fountains and waterfalls with displays operated with advanced technology will be scattered throughout. Well designed lighting will keep the city night alive. This square is expected to be a landmark in Xi’an’s southern area and will be known to as a luxurious place for shopping, work and leisure.  Development of Phase I of Yan-Ta Shopping Mall commenced in 2004 and occupancy began upon completion in October 2007. Development of Phase II is now scheduled to commence during 2009 with occupancy scheduled for completion in 2011.

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

Liquidity and Capital Resources

On December 31, 2008, we had working capital of $3,865,000 and stockholders’ equity of $19,168,000.  Also, at December 31, 2008, we had cash of $582,000, total assets of $65,541,000 and total liabilities of $46,373,000.  On December 31, 2007, we had a working capital deficit of $5,531,000 and stockholders’ equity of $830,000.  Also, at December 31, 2007, we had cash of $476,000, total assets of $24,801,000 and total liabilities of $23,971,000.

A substantial portion of our total liabilities consists of short-term and long-term bank loans and mortgages, and other amounts due to related parties.  At December 31, 2008, we had short-term bank loans of $15,567,000 and amounts due to related parties of $13,139,000, mortgages payable of $1,723,000 and notes payable of $4,669,000.  At December 31, 2007, we had short-term bank loans of $4,980,000 and amounts due to related parties of $9,768,000, and mortgages payable of $2,425,000 and no long-term notes payable.

Net cash used by operating activities was $4,070,000 for the year ended December 31, 2008, which was primarily the result of net income of $9,553,000, decreases in prepaid expense of $1,575,000, decrease in inventory of $5,424,000, increase in other current liabilities of $3,265,000, offset by a decrease in deferred revenue of $24,000,000.  Net cash used by operating activities was $1,715,000 for the year ended December 31, 2007, which was primarily the result of a net loss of $143,000, together with a decrease in prepaid expenses of $145,000, decreases in accounts payable of $1,229,000, and a decrease in deferred revenue of $203,000.

For the years ended December 31, 2008, there was net cash used by investing activities of $4,565,000 compared to net cash from investing activities of $3,483,000 for the year ended December 31, 2007.   For the year ended December 31, 2008, net cash provided by financing activities was $7,507,000 compared to net cash used by financing activities of $962,000 for the year ended December 31, 2007.

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

Other Information - Certain Relationships and Related Transactions

To date, several related party transactions have taken place, in addition to the transactions described above with Shaanxi.  We believe that  any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been or will be on terms no less favorable to us than those reasonably obtainable from third parties.    As of December 31, 2008, there were advances to officers and employees outstanding of $1,085,000, and loans due from other related parties of $13,478,000.  As of December 31, 2008, there was $13,139,000 due to related parties.   As of December 31, 2007, there were advances to officers and employees outstanding of $188,000, and loans due from other related parties of $1,951,000.  As of December 31, 2007, there was $9,768,000 due to related parties.   Loans from and to related parties represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

We lease office and retail space to an affiliate, Shaanxi Jiahui Hantang Book Publishing Co., Ltd., which is majority owned and controlled by directors of the Company.   The lease period is from January 1, 2003 to December 31, 2012.  The rent is $209,000 (based upon the average exchange rate of the RMB for 2008) per year and the rent is payable semi-annually.

We lease the 24th and 25th floor of the Yangming Building to a related party, Yangming Soho Commercial Flat, which is majority owned and controlled by directors of the Company.   There is no lease and no rental income has been collected from this related party.  The Company estimates that annual rent, using current rental values, would be approximately $62,000 (based upon the average exchange rate of the RMB for 2008).

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

 Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.       Financial Statements and Supplementary Data.

See the Financial Statements annexed to this report.

Item 9.       Changes in and Disagreements with Accountants  on Accounting and Financial Disclosure.

None.

Item 9A(T).       Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Item 9B.       Other Information.

Not applicable.

PART III

Item 10.       Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

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

		Present Position	Has Served as
Name	Age	and Offices	Director Since

Ping’an Wu	51	Chairman, Chief Executive Officer	2005
		President, Director

Shuo (Steven) Lou	47	Chief Financial Officer,	2005
		Chief Accounting Officer,
		Executive Vice President, Director

Yingming Wang	45	Chief Operating Officer,	2005
		Vice President, Director

Xingguo Wang	43	Director	2005

Mingchuan Ren	48	Director	2006

Qianfei Yuan	43	Director	2006

Shouguo Zhao	44	Director	2008

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

SHOUGUO ZHAO holds several positions with Northwest University in Xi’an.  He is Deputy Dean, School of Economics and Management, Professor, Economy Department; Doctoral Supervisor; Director of the Institute of Enterprise Development; and, Vice President of Academic Degree Evaluation Committee in Economics.  Dr. Zhao’s research fields include: financial investment; modern corporate system and development strategy; and, regional economic development strategy.  Dr Zhao has published more than 100 academic papers in publications such as  World of Management , and three works including  Study on Enterprise Property Right System.  He has won five provincial and ministerial scientific research achievements awards. Dr. Zhao earned his Ph.D. from Northwest University in Xi’an.  Mr. Zhao is a member of the Shaanxi Decision-making Consultation Committee; is an executive member of the Ninth Executive Committee of Federation of Industry and Commerce; and, is the adjunct professor, Law School, Northwest University.  Dr. Zhao is also an independent director of the following organizations: Shaanxi Qin Mountain Cement (Group) Co., Ltd.; Xi’an Minsheng Group Co., Ltd.; and, Xi’an Tourism (Group) Co., Ltd..  Dr. Zhao is a consultant for Shaanxi Listed Companies Association.

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

Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except Shouguo Zhao has failed to file his initial statement of beneficial ownership.

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

Item 11.       Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2008 and December 31, 2007, of those persons who were, at December 31, 2008 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Ping’an Wu, Chief Executive Officer and President	2008	$18,000	$0	$0	$0	$0	$0	$0	$18,000
	2007	15,075	120,076	0	0	0	0	0	135,151

Shuo (Steven) Lou, CFO and Exec VP	2008	$9,000	$0	$0	$0	$0	$0	$0	$9,000
	2007	7,538	0	0	0	0	0	0	7,538

Yingming Wang, COO and VP	2008	$4,523	$0	$0	$0	$0	$0	$0	$4,523
	2007	4,523	117,122	0	0	0	0	0	121,645

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

Item 12.       Security Ownership of Certain Beneficial Owners and Management  and Related Stockholder Matters.

The following table sets forth, as of March 31, 2009, certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers named in the Summary Compensation Table under “Executive Compensation”,  and (iv) all officers and directors of the Company as a group:

	Amount and Nature	Percent
Name of Beneficial Owner	of Beneficial Ownership	of Class

Ping’an Wu*	2,712,000	14.3%
Shuo (Steven) Lou*	300,000	1.6%
Yingming Wang*	300,000	1.6%
Xingguo Wang*	200,000	1.1%
Rong Wu*	1,533,000	8.1%
Lin Wu*	1,534,000	8.1%
Zhendong Wu*	1,533,000	8.1%
Mingchuan Ren*	-0-	-
Qianfei Yuan*	-0-	-
Shouguo Zhao*	-0-	-
All Executive Officers and
Directors as a Group (7 persons)	3,512,000	18.5%
_________________________
*	The address for each is 89 Chang’an Middle Road, Yangming International Tower, 26 and 27th floors, Xi’an, China.

Item 13.       Certain Relationships and Related Transactions, and Director Independence.

To date, several related party transactions have taken place, in addition to the transactions described above with Shaanxi.  We believe that  any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been or will be on terms no less favorable to us than those reasonably obtainable from third parties.    As of December 31, 2008, there were advances to officers and employees outstanding of $1,085,000, and loans due from other related parties of $13,478,000.  As of December 31, 2008, there was $13,139,000 due to related parties.   As of December 31, 2007, there were advances to officers and employees outstanding of $188,000, and loans due from other related parties of $1,951,000.  As of December 31, 2007, there was $9,768,000 due to related parties.  Such advances to officers and advance to employees are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant accounts and the advances are credited out.  Loans from and to related parties represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.   Amounts due to officers are temporally short-term loans from our officers to finance the Company’s operation due to lack of cash resources.

We lease office and retail space to an affiliate, Shaanxi Jiahui Hantang Book Publishing Co., Ltd., which is majority owned and controlled by directors of the Company.   The lease period is from January 1, 2003 to December 31, 2012.  The rent is $209,000 (based upon the average exchange rate of the RMB for 2008) per year and the rent is payable semi-annually.

We lease the 24th and 25th floor of the Yangming Building to a related party, Yangming Soho Commercial Flat, which is majority owned and controlled by directors of the Company.   There is no lease and no rental income has been collected from this related party.  The Company estimates that annual rent, using current rental values, would be approximately $62,000 (based upon the average exchange rate of the RMB for 2008).

Director Independence

Our board of directors currently consists of six members.  They are Ping’an Wu (our Chairman and Chief Executive Officer), Shuo (Steven) Lou (our Chief Financial Officer and Executive Vice President), Yingming Wang (our Chief Operating Officer and Vice President), Xingguo Wang, Mingchuan Ren, Qianfei Yuan and Shouguo Zhao.  We have determined that Xingguo Wang, Mingchuan Ren, Qianfei Yuan and Shouguo Zhao are independent directors using the definition of independence set forth in in Nasdaq Marketplace Rule 4200(a)(15).

Item 14.       Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2008 and December 31, 2007:

Fee Category	2008 Fees	2007 Fees

Audit Fees	$65,500	$53,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$65,500	$53,500

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

PART IV

Item 15.       Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)           Financial Statements

Financial Statements are annexed to this report.

(2)           Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)           Exhibits

Incorporated by
Exhibit No.	Name of Exhibit	Reference to

3.1	Certificate of Incorporation	Exhibit 3.1 (1)
3.2	Bylaws	Exhibit 3.2 (1)
10.1	Amended and Restated Agreement and Plan of Merger dated August 17, 2005 by and among Bangla Property Management, Inc., China Property Holding, Inc. and Wollaston Industrial Limited	Exhibit 10.1 (2)
10.2	Share Purchase Agreement dated October 14, 2005 between Shawn Erickson and Bangla Property Management, Inc.	Exhibit 99.5 (3)
10.3	Purchase Agreement made February 16, 2006 by and among China Properties Developments Inc., Shaanxi Xinyuan Real Estate Co. Ltd., and certain Selling Shareholders	Exhibit 10.2 (4)
10.4	Letter Agreement to Convert Debt to Shares from Dongguan Plastic Cement Factory Guangdong, Dated March 10, 2006	Exhibit 10.1 (5)
10.5	Letter Agreement to Convert Debt to Shares from Shaanxi Ruize Industrial Co., Ltd., dated March 10, 2006	Exhibit 10.2 (5)
10.6	Termination Agreement dated June 13, 2007 between China Properties Developments Inc. and Shaanxi Xinyuan Real Estate Co. Ltd.	Exhibit 10.1 (6)
10.7	Securities Subscription Agreement dated June 13, 2007 between China Properties Developments Inc. and Shaanxi Xinyuan Real Estate Co. Ltd.	Exhibit 10.2 (6)
10.8	Termination Agreement dated June 23, 2008 between China Properties Developments Inc. and Shaanxi Xinyuan Real Estate Co. Ltd.	Exhibit 10.1 (7)

10.9	Consulting Services Agreement dated June 23, 2008 between Xian Jiahui Real Estate Co., Ltd. and Shaanxi Xinyuan Real Estate Co. Ltd.	Exhibit 10.2 (7)
10.10	Business Operations Agreement dated June 23, 2008 between Xian Jiahui Real Estate Co., Ltd. and Shaanxi Xinyuan Real Estate Co. Ltd.	Exhibit 10.3 (7)
10.11	Option Agreement dated June 23, 2008 between Xian Jiahui Real Estate Co., Ltd., Shaanxi Xinyuan Real Estate Co. Ltd., and the Shareholders of Shaanxi Xinyuan Real Estate Co. Ltd.	Exhibit 10.4 (7)
10.12	Equity Pledge Agreement dated June 23, 2008 between Xian Jiahui Real Estate Co., Ltd. and the shareholders of Shaanxi Xinyuan Real Estate Co. Ltd.	Exhibit 10.5 (7)
10.13	Voting Rights Proxy Agreement dated June 23, 2008 between Xian Jiahui Real Estate Co., Ltd. and Shaanxi Xinyuan Real Estate Co. Ltd.	Exhibit 10.6 (7)
14.1	Code of Ethics	Exhibit 14.1 (8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*
____________________

*           Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2, filed February 13, 2003, and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K/A filed on August 30, 2005, and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Schedule 14A filed on September 23, 2005, and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 21, 2006, and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 15, 2006, and incorporated by reference herein.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 19, 2007, and incorporated by reference herein.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 25, 2008, and incorporated by reference herein.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PROPERTIES DEVELOPMENTS, INC. (Registrant)

By	/s/ Ping’an Wu
Ping’an Wu, President, Chief Executive Officer

Date	April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ping’an Wu	Chairman, Chief Executive Officer	04/15/2009
Ping’an Wu	President and Director
(Principal Executive Officer)

/s/ Shuo (Steven) Lou	Chief Financial Officer, Chief Accounting	04/15/2009
Shuo (Steven) Lou	Officer, Executive Vice President
and Director (Principal Financial Officer)

/s/ Yingming Wang	Chief Operating Officer,	04/15/2009
Yingming Wang	Vice President and Director

/s/ Xingguo Wang	Director	04/15/2009
Xingguo Wang

/s/ Mingchuan Ren	Director	04/15/2009
Mingchuan Ren

/s/ Qianfei Yuan	Director	04/15/2009
Qianfei Yuan

Certified Public Accountants
Valuation Analysts

INDEPENDENT AUDIT'S REPORT

Board of Directors
China Properties Developments, Inc.
Xian, China

We have audited the accompanying balance sheets of China Properties Developments, Inc. as of December 31, 2008 and 2007 and the related statements of operations, Change in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsible of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Properties Developments, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the year then ended in conformity with accounting principles generally accepted in the United States of America.

Hanlin Moss, P.S.
Certified Public Accountants
Seattle, Washington
April 13, 2009

1411 Fourth Avenue, Suite 410 Seattle, Washington 98101 (206) 623-3200 fax (206) 623-3222
www.hanlinmoss.com

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF December 31, 2008 AND 2007

ASSETS
(in '000 USD)	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$582	$476
Accounts receivable	747	55
Prepaid expenses	80	145
Inventory – real estate project costs (Note 4)	26,928	13,211
Advances to officers (Note 3)	1,046	184
Advances to employees (Note 3)	39	4
Other receivable	1,055	125
Loans to related parties (Note 3)	13,478	1,951
Total Current Assets	43,955	16,151
LONG-TERM INVESTMENT (Note 7)	591	390
PROPERTY AND EQUIPMENT (Note 5)	20,058	7,423
OTHER ASSETS:
Intangible assets	122	-
Restricted cash	688	746
Security deposit	128	91
	938	837
	$65,541	$24,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank loans (Note 7)	$15,567	$4,980
Accounts payable and accrued expenses	4,521	2,871
Deferred revenue	1,342	2,513
Taxes payable	4,157	305
Bank loan interest payable	688	255
Due to related parties (Note 3)	13,139	9,768
Due to officers (Note 3)	1	449
Due to employees	8	-
Customer security deposit	558	405
Current portion of mortgages payable	109	136
Total Current Liabilities	40,090	21,682

LONG-TERM LIABILITIES:
Mortgages payable (Note 9)	1,723	2,425
Notes payable (Note 9)	4,669	-
Current portion of mortgages payable	(109)	(136)
	6,283	2,289
STOCKHOLDERS’ EQUITY:
Common stock, no par value, 100,000,000 shares authorized; 19,050,825 shares issued and outstanding	273	273
Common stock, no par value, 100,000 shares authorized; 10,000 shares issued and outstanding	6,193
Additional paid-in capital	8,673	6,230
Retained earnings (deficit)	3,134	(5,623)
Accumulated other comprehensive income	895	(50)
	19,168	830
	$65,541	$24,801

See accountant's audit report

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(in '000 USD)
	2008	2007
SALES:
Revenues from sale of building space	$29,308	$2,408
Cost of sales	10,866	1,686
Gross profit from selling of space	18,442	722

Rental income	3,327	375
Less: Rental sharing expenses	2,650	-
Gross profit from rental activities	677	375
	19,119	1,097
OPERATING EXPENSES:
Bad debt expense (recovery)	(41)	(122)
Depreciation	387	236
Legal and professional fees	81	183
Other general and administrative expenses	1,152	302
Sales taxes	1,859	339
Selling expenses	270	6
	3,707	944
Operating Income (loss)	15,412	153

OTHER INCOME (EXPENSE):
Investment Income	39	-
Interest income	5	42
Interest expenses	(2,614)	(298)
Late delivery penalties	(105)	(39)
Total Other Income (Expense)	(2,675)	(295)

Net Income (Loss) Before Taxes	12,737	(142)

PROVISION FOR TAXES	3,184	-

Net Income (Loss)	9,553	(142)

OTHER COMPREHENSIVE INCOME (LOSS):
Effects of foreign currency conversion	163	107

Comprehensive Income (Loss)	$9,716	$(35)

See accountant's audit report

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED DECEMBER 31, 2008 AND 2007

(in '000 USD)
	2,008	2,007
CASH FROM OPERATING ACTIVITIES:
Net income (loss)	$9,553	$(143)
Depreciation	797	236
Changes in operating assets and liabilities –
(Increase) decrease in accounts receivable	(689)	(55)
(Increase) decrease in prepaid expense	1,575	(145)
(Increase) decrease in advances to officers and employees	(316)	(67)
(Increase) decrease in inventory	5,424	22
(Increase) decrease in other current assets	(930)	(22)
(Decrease) in accounts payable	1,337	(1,229)
(Decrease) increase in other current liabilities	3,265	(110)
(Decrease) in deferred revenue	(24,086)	(203)
Net cash (used) by operating activities	(4,070)	(1,715)

CASH FROM INVESTING ACTIVITIES:
Loans from related parties	(4,907)	3,292
Decrease in security deposits	341	191
Net cash (used) by investing activities	(4,565)	3,483

CASH FROM FINANCING ACTIVITIES:
Loans to realated parties	7,100	(757)
Decrease in restricted cash to secure loans	275	5,128
Proceeds from (repayment of) short-term bank loans		(5,513)
Proceeds from (repayment of) other short-term loans	10,588	4,723
(Repayment of) notes payable	(9,314)	(4,474)
(Repayments) of mortgage debt	(702)	(86)
(Repayments) / Loans from officers and employees	(440)	17
Net cash provided by financing activities	7,507	(962)

Increase (decrease) in cash	(1,128)	806
Other effects of exchange rates on cash	121	(386)
	(1,007)	420

Cash at beginning of period	1,589	57

Cash at end of period	$582	$477

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for –
Interest	2,614	374,603
Income taxes	256	-

See accountant's audit report

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY
(in '000 USD)
	Common Stock Par Value
	Common	Capital	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Totals
Balance at January 1, 2007	19,011	190	6,230	(5,481)	(157)	782
						-
Common Stock issued for compensation of services rendered	40	83				83
Net Income				(143)		(143)
						-
Accumulated effects on foreign currency conversion	-	-	-	-	107	107

Balance at December 31, 2007	19,051	273	6,230	(5,624)	(50)	829

Change due to business combination		6,193	2,443	(794)	783	8,625

Net Income				9,553		9,553

Accumulated effects on foreign currency conversion	-	-	-	-	163	163

Balance at December 31, 2008	19,051	6,466	8,673	3,134	895	19,169

See accountant's audit report

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 1 – Organization and Operations

China Properties Developments, Inc. (the "Company") was incorporated in the State of Colorado on June 15, 2001.   The Company presently engages in the business of real estate development, including sale and lease of real estate in Xi'an City, Shaanxi Province, People's Republic of China ("PRC").

At December 31, 2008, the Company’s operations include the consolidated operations of Wollaston Industrial Limited, Xian Jiahui Real Estate Co., Ltd., and Xin Yuan Real Estate Co., Ltd.

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

At December 31, 2007, the financial statements do not include the accounts of Xin Yuan Real Estate Co., Ltd.

Note 2 – Significant Accounting Policies

A.	Economic and Political Risks

The Company faces a number of risks and challenges since its assets are located in Xi'an City, PRC, and its revenues are derived from its operations therein.  The PRC is a developing country

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

B.	Basis of Presentation

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

C.	Use of Estimates

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

D.	Cash and Cash Equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments with original maturities of three months or less.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

E.	Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2008 due to the relatively short-term nature of these instruments.

F.	Valuation of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

G.	Real Estate Projects

The Company currently holds a majority interest in the following two building projects:

Jiahui Office Building
Jiahui Office Building (“Jiahui Building”) is a 15-story commercial office building.  Construction commenced in 1998.  The majority of construction was concluded in December 1999 with finished tenant improvements.   This property has been available for occupancy since June 30, 2000.

The first to fourth floors are leased to a related party, the Hantang Bookstore.  The 5th floor, west section of the 14th floor, the 15th floor, and the underground parking garage in the Jiahui Building are held for rental activities.  All of these spaces are recorded as fixed assets, and depreciation has been provided since July 1, 2000.

The remaining space in the Jiahui Building has been sold or placed in service as rental property.

Yangming International Tower
Yangming International Tower (“Yangming”) is a multi-functional 27-story building with mostly commercial usage.

The Company occupied the top two floors (26th and 27th floors) as its administrative offices.  The 25th floor is under contract with an affiliate, Yangming Soho Commercial Flat.  Beginning from January 1, 2008, the Company has added the 24th floor to the space

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

operating commercial flat.  The 24th through 27th floor has been classified as fixed assets and depreciation have been provided according to the time they became fixed assets.

The second and third floors are leased to a related party, the Hantang Bookstore.

The remaining space in Yangming is for sale to the public.

Xin Tian Di Mall
Xin Tian Di Mall is a three level multifunctional shopping center.  The Company has finished phase one construction of this project.  The entire project is planned to be carried out in four phases.  Approximately twenty-three percent of the phase one mall space has been sold.  The units sold are under contract with the Company to manage the rental of these spaces.  The rest of the space has been rented or is available for rent as of December 2008.

H.	Real Estate Project Costs

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

Subsequent to completion of a real estate project, interest expenses are charged to Statement of Operations.

I.	Revenue Recognition

The Company derives its revenue from rental and sales of spaces. Revenue from sales of condominium units and office spaces are recognized when relevant units and spaces are available for occupancy and delivered to buyers with appropriate title documents. The Company rents unit spaces under various arrangements with related and unrelated parties. Expiration of such rents varied from 2 to 20 years. The Company is required to pay property taxes and maintenance. Rental revenues are recognized in accordance with provisions of the various leases.

Revenue Recognition:  Sale of Space

In China, the company is allowed to promote and sell the space when the construction permits are granted by the government.  Therefore, pre-selling of the spaces started simultaneously with the construction.  The funds from pre-selling are recorded by the company as deferred revenue.

In the meanwhile, the company secured financing from banks to carry out the construction.  The interest expenses during the construction years were capitalized as the cost of construction.

Revenue is recognized when:
a)	the construction has been completed, and
b)	the unit is in good condition outlined in the sales contract, and
c)	the title has been transferred to the owner evidenced by the change of official title on the space from the company to the buyer

Revenue Recognition:  Rental Income

In 2007 and prior, the rental income was from the leased space in Xi’an Jia Hui building and Yangming Building.  The corresponding expenses (sales taxes, depreciation and any administrative expenses) were not separately stated on the income statement.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

In 2008, the rental income consists of:

Description	Amount ($,000)	Nature of the income	Cost of Rental

Rental – Xi’an Jia Hui	1,013	Lease of space

Rental – Xin Tian Di Mall	1,981	Lease of space and profit sharing	Small repairs and supplies directly related to rental

Rental – Xin Tian Di Mall	1,935	Lease of space on the space sold but under management contract with the owners	a) The guaranteed rents to the space owners; b) small repairs and supplies directly related to these spaces

Rental – Xin Yuan	380	Lease of space	a) Depreciation of the rental space; b) real estate tax and small repairs and supplies directly related to these spaces

J.	Deferred Revenue

Deposits and advance proceeds from pre-sales of condominium units and office spaces are recorded as deferred revenue until such time when such units and/or spaces are available for occupation and delivered to buyers.

K.	Income Taxes

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

The Company calculates its current and deferred tax provision based estimates and assumptions that could differ from the actual results reflected in the income tax returns filed in subsequent years. Adjustments based on filed returns are records when identified.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

L.	Property, Plant and Equipment

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.  The depreciable life of each asset category applied is:

Vehicles	5 years
Machines and equipment	5 years
Office equipment	5 years
Office furniture	3-5 years
Buildings	40 years

M.	Intangible Assets

The Company (Xin Yuan Real Estate Co., Ltd.) incurred start-up costs which have been capitalized.  These costs are being amortized over 60 months, beginning from October 2007.

N.	Employee Benefits

Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments.  The cost of these payments is charged to the statement of income in the same period as the related salary cost.

O.	Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities for the twelve months ending December 31, 2008 and 2007.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

The earnings per share for the public company (excluding Xin Yuan) is

Description	2008	2007
Weighted average shares outstanding	19,050,825 shares	19,050,825 shares
Basic and fully diluted earnings (loss) per share	0.026	(0.002)

Note 3 – Related Party Transaction

A.	Advances to Officers and Employees

“Advance to officers” and “Advance to employee” are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant expense accounts and the advances are credited out. Cash flows from these activities are classified into operating activities.  The total advance to officers was $1,046K and $184K, as of December 31, 2008 and 2007, respectively. The total advance to employees was $39K and $4K as of December 31, 2008 and 2007, respectively.

B.	Loans to Related Parties

“Loans to related parties” and “Due to related parties” represent temporary short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  The total loans to related parties were $13,478K and $1,951K as of December 31, 2008 and 2007, respectively. The total borrowing from related parties was $13,139K and $9,768K as of December 31, 2008 and 2007, respectively.

C.	Due To Officers

“Due to officers” are temporary short-term loans from our officers to finance the Company’s operation due to lack of cash resources.  Cash flows from these activities are classified as cash flows from financing activates.  The total borrowing from officers was $1K and $449K as of December 31, 2008 and 2007, respectively.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

D.	Leases

•
The Company leases office and retail space to an affiliate, Shaanxi Jiahui Hantang Book Publishing Co., Ltd., which is majority owned and controlled by directors of the Company.  The lease period is from January 1, 2003 to December 31, 2012.  The rent is $209K (based upon the average exchange rate of the RMB for 2008) per year and the rent is payable semi-annually.

•
At December 31, 2008, the Company leases the 24th and 25th floor of the Yangming Building to a related party, Yangming Soho Commercial Flat, which is majority owned and controlled by directors of the Company.  There is no lease and no rental income has been collected from this related party.  The Company estimates that annual rent, using current rental values, would be approximately $62K (based upon the average exchange rate of the RMB for 2008).

Note 4 – Inventoried Real Estate Project Costs

The Company is carrying prepaid real estate project costs, which consist of the costs of the unsold portion of the real estate project described above.  In 2008, no interest expense has been capitalized.

Note 5 – Property and Equipment

Property, plant and equipment consist of the following as of December 31:

Description	2008	2007
($,000)
Vehicles	$743	$359
Office equipment	128	20
Office furniture	35	8
Jiahui Building	7,023	6,582
Yangming Building	3,006	2,112
Xin TianDi Building	11,596	0
Others	56	0
	22,585	9,081
Less: Accumulated depreciation	2,529	1,657
	$20,058	$7,424

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 6 – Intangibles

Capitalized intangible assets include start-up costs for Xin Yuan. Total amortization expense was $9K in 2008.

Note 7 – Long-Term Investment

Long-term investments include:

($,000)	2008

Equity interest of 40% ownership in Shaanxi Le Zhan Management Co., a related party through common ownership, acquired in 2004, stated at cost, which Management believes approximates fair value.	$175

Investment in 300,000 shares of Yan Tan Bank, a state owned bank in Xi’an China. The shares are transferable in accordance with the laws of the PRC. The investment is carried at cost which approximates fair value. Dividend income on these shares is recorded when received. The Company may sell the shares back to the bank at the net book value per share. The balance of this investment changes on the balance sheet in accord with periodic fluctuations of the RMB.	416

$591

Note 8 – Short-Term Debt

Short-term debt at December 31, 2008 consisted of two bank loans:

2008
($,000)
A. Short-term notes payable – Deng Jia Po Credit Cooperatives. This note has interest payable quarterly at 8.06% per annum, principal due December 29, 2008 without penalty. It is secured by the Yangming building.	$2,028

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

B. Short-term notes payable – Qujiang Credit Cooperatives This note has interest payable quarterly at 8.06% per annum, principal due December 29, 2008. It is secured by the unsold portion of Jia Hui building.	3,064

C. Short-term notes payable – Tumen Branch of Commercial Bank This note has interest payable quarterly at 7.875% per annum, principal due September 28, 2009.	10,213

D. Short-term notes payable – Nung Tsun Branch of Cooperatives This note has interest payable quarterly at 13.9% per annum, principal due December 19, 2009	262

Total	$15,567

As of December 31, 2008, management is engaged in negotiation with the banks to renew the loans.  Management is attempting to obtain better interest terms with the renewal.  Overdue interest payable was $ 675K at December 31, 2008.  Management indicates that it expects to successfully complete a renewal of the loans at an interest rate not to exceed the prior terms.

Note 9 – Long-Term Debt

Long-term debt consisted of the Mortgages Payable and Notes Payable as of December 31:

Mortgages Payable

($,000)	2008	2007

There are 30 mortgages against 30 units in the Yangming International Tower.  At December 31, 2008 the principle of each mortgage range from a low of $25to a high of $145 (an average mortgage of $56K). These mortgages have minimum payments due, and are usually paid off when the units are sold.  The average mortgage bears interest at 6.69% per annum, and varies in term from 4 to 27 years

There are 47 mortgages against 47 units in the Yangming International Tower.  At December 31, 2007, the principle of each mortgage ranged from a low of $25K to a high of $151K (an average mortgage of $53K). The average mortgage interest was at 6.66% per annum, and varied in term from 6 to 28 years
	$1,723	$2,425

Less current portion	109	136

	$1,614	$2,288

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

Notes Payable

($,000)	2008	Terms

Qujiang Branch of Credit Cooperative	$1,153	8.64% per annum. Interests payable on maturity. Maturity of this debt on December 28, 2008

San Yao Branch	$2,203	Interest at 8.64% per annum. Interest payment only until maturity. Maturity of this debt on January 13, 2009

Chang Yan Bao Branch of Credit Cooperative	$1,313	Interest at 8.64% per annum. Interest payment only until maturity. Maturity of this debt on December 28, 2008

Total long-term debt, net of current portion	$4,669

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

Translation adjustments resulting from the “managed floating exchange” process are included in the accumulated comprehensive income (loss) account in the consolidated statement of shareholders’ equity and amounted to $895K and $(50K) as of December 31, 2008 and 2007, respectively. The balance sheet amounts with the exception of equity at December 31,2008 were translated at 6.8542 RMB to $1.00 USD as compared to 7.2946 RMB at December 31, 2007. The equity accounts were stated at their historical rate. The average translation rate of 6.85322 RMB for the twelve months ended December 31,2008 was applied to income statement accounts as compared to 7.6058 RMB for the year ended December 31, 2007.

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

December 31, 2008 and 2007

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

Note 12 – Business Combination

On June 23, 2008, China Properties Developments, Inc. (“CPD”), through its 90.28% owned subsidiary, Xi’an Jiahui Real Estate Co., Ltd (“Jiahui”) entered into a series of agreements affective June 1, 2008 with Shaanxi XinYuan Real Estate Co., Ltd (“Xin Yuan”, which gives effective control over the business of Xin Yuan.  The agreements between Jiahui and Xin Yuan provide for:

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

•
The consulting services for development, sales, lease and operations of the remaining portions of the Xin Tian Di Shopping Mall.  This is to include assistance with all personnel recruiting and management issues, business development.  The consulting agreement gives Jiahui ownership of any developed intellectual property, and Xin Yuan pledges its equity interests to secure all consulting fees.  In addition, Xin Yuan agrees not to issue or redeem any equity or debt securities, or to pay any dividends or any other form of return of capital to Xin Yuan shareholders.  Xin Yuan may not make any capital improvements to its property without the approval of Jiahui.  Jiahui’s fees for the consulting services shall be the net income of Xin Yuan.

•	The business operations of Xin Yuan have been turned over to directors recommended by Jiahui, and Jiahui has agreed to provide lending guarantees to Xin Yuan as needed.
•
Xin Yuan’s shareholders have pledged personally that their interests in Xin Yuan shall be subordinated to the agreement for consulting services, and to individually guarantee the Xin Yuan shall pay any and all consulting fees earned by Jiahui under the consulting contract.

•	Granting of voting rights of the shareholders of Xin Yuan to Jiahui.

The agreements do not merge the entities.  All stock ownership that existed prior to the agreements continues without change.  For this reason, the business combination is not accounted for as a Business Combination as contemplated under SFAS 141.