Form 10-Q
period 2009-03-31
CHINA PROPERTIES DEVELOPMENTS INC
filed 2009-05-15
CIK 1174741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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
Yes  ☒                      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐                      No  ☐

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
Yes  ☐                      No  ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: $.001 par value per share: 19,050,825 outstanding as of May 1, 2009.

CHINA PROPERTIES DEVELOPMENTS, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

The consolidated financial statements of China Properties Developments, Inc. and subsidiaries (collectively, the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-K for the year ended December 31, 2008.

CHINA PROPERTIES DEVELOPMENTS, INC.

Index to Consolidated Financial Statements
Period Ended March 31, 2009

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF March 31, 2009 AND 2008

ASSETS
(in '000 USD)	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$767	$951
Accounts receivable	1,056	55
Prepaid expenses	164	147
Inventory – real estate project costs (Note 4)	26,266	12,895
Advances to officers (Note 3)	2,082	192
Advances to employees (Note 3)	39	9
Other receivable	976	127
Loans to related parties (Note 3)	11,782	2,032
Total Current Assets	43,132	16,408
LONG-TERM INVESTMENT (Note 7)	592	406
PROPERTY AND EQUIPMENT (Note 5)	19,928	7,668
OTHER ASSETS:
Intangible assets (Note 6)	116	-
Restricted cash	673	778
Security deposit	128	95
	917	872
	$64,568	$25,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank loans (Note 8)	$15,558	$5,186
Accounts payable and accrued expenses	5,171	3,189
Deferred revenue	1,182	1,783
Taxes payable	4,017	457
Bank loan interest payable	891	369
Due to related parties (Note 3)	12,649	10,250
Due to officers (Note 3)	89	368
Due to employees	8	0
Customer security deposit	557	456
Current portion of mortgages payable	72	137
Total Current Liabilities	40,194	22,198

LONG-TERM LIABILITIES:
Mortgages payable (Note 9)	1,719	2,348
Notes payable (Note 9)	4,675	-
Current portion of mortgages payable	(72)	(137)
	6,322	2,210
STOCKHOLDERS’ EQUITY:
Common stock, no par value, 100,000,000 shares authorized; 19,050,825 shares issued and outstanding	273	273
	6,193	6,230
Additional paid-in capital	8,673
Retained earnings (deficit)	2,494	(5,595)
Accumulated other comprehensive income (Note 10)	419	37
	18,053	945
	$64,568	$25,353

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
SALES:
Revenues from sale of building space	$-	$1,599
Cost of sales	-	1,119
Gross profit from selling of space	-	480

Rental income (Note 3)	1,267	196
Less: Rental sharing expenses	1,083	-
Gross profit from rental activities	184	196
	184	676
OPERATING EXPENSES:
Bad debt expense	53	-
Depreciation	87	63
Legal and professional fees	4	46
Other general and administrative expenses	344	75
Sales taxes	3	141
Selling expenses	12	2
	503	326
Operating Income (loss)	(319)	349

OTHER INCOME (EXPENSE):
Interest income	-	2
Interest expenses	(544)	(211)
Late delivery penalties	9	(112)
Total Other Income (Expense)	(534)	(321)

Net Income (Loss) Before Taxes	(853)	29

PROVISION FOR TAXES	(213)	-

Net Income (Loss)	(640)	29

OTHER COMPREHENSIVE INCOME (LOSS):
Effects of foreign currency conversion	(476)	107
Comprehensive Income (Loss)	$(1,116)	$136

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
CASH FROM OPERATING ACTIVITIES:
Net income (loss)	$(640)	$29
Depreciation	158	63
Changes in operating assets and liabilities –
(Increase) decrease in accounts receivable	(309)	(1)
(Increase) decrease in prepaid expense	(84)	(1)
(Increase) decrease in advances to officers and employees	(2)	(13)
(Increase) decrease in real estate project costs	661	316
(Increase) decrease in other current assets	78	-
(Increase) decrease in fixed assets	(28)	-
(Decrease) in accounts payable	651	317
(Decrease) increase in other current liabilities	62	267
(Decrease) in deferred revenue	(159)	(730)
Net cash (used) by operating activities	388	246

CASH FROM INVESTING ACTIVITIES:
Loan from related parties	(490)	483
(Increase) decrease in security deposit	(0)	51
Net cash (used) by investing activities	(490)	534

CASH FROM FINANCING ACTIVITIES:
Loans to realated parties	662	(81)
(Decrease) increase in restricted cash to secure loans	15	-
Proceeds from (repayment of) short-term bank loans	(9)	-
(Repayments) of mortgage debt	(4)	(77)
(Repayments) / Loans from officers and employees	88	(81)
Net cash provided by financing activities	752	(239)

Increase (decrease) in cash	649	541
Other effects of exchange rates on cash	(465)	(66)
	184	475

Cash at beginning of period	582	476

Cash at end of period	$767	$951

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for –
Interest	355	211
Income taxes	-	-

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2009 and 2008

Note 1 – Organization and Operations

China Properties Developments, Inc. (the "Company") was incorporated in the State of Colorado on June 15, 2001.   The Company presently engages in the business of real estate development, including sale and lease of real estate in Xi'an City, Shaanxi Province, People's Republic of China ("PRC").

At March 31, 2009, the Company’s operations include the consolidated operations of Wollaston Industrial Limited, Xian Jiahui Real Estate Co., Ltd., and Xin Yuan Real Estate Co., Ltd.

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

At March 31, 2008, the financial statements do not include the accounts of Xin Yuan Real Estate Co., Ltd.

Note 2 – Significant Accounting Policies

A.	Economic and Political Risks

The Company faces a number of risks and challenges since its assets are located in Xi'an City, PRC, and its revenues are derived from its operations therein.  The PRC is a

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2009 and 2008

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

March 31, 2009 and 2008

D.	Cash and Cash Equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments with original maturities of three months or less.

E.	Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at March 31, 2009 due to the relatively short-term nature of these instruments.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2009 and 2008

The Company occupied the top two floors (26th and 27th floors) as its administrative offices.  The 25th floor is under contract with an affiliate, Yangming Soho Commercial Flat.  Commenced from January 1, 2008, the Company has added the 24th floor to the space operating commercial flats.  The 24th through 27th floor has been classified as fixed assets and depreciation have been provided according to the time they became fixed assets.

The second and third floors are leased to a related party, the Hantang Bookstore.

The remaining space in Yangming is for sale to the public.

Xin Tian Di Mall
Xin Tian Di Mall is a three level multifunctional shopping center.  The Company has finished phase one construction of this project.  The entire project is planned to be carried out in four phases.  Approximately twenty-three percent of the phase one mall space has been sold.  The units sold are under contract with the Company to manage the rental of these spaces.  The rest of the space has been rented or is available for rent as of March 2009.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2009 and 2008

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

Subsequent to completion of a real estate project, interest expenses are expensed.

I.	Rental Costs

Renters may decorate their rented spaces.  Any disbursements made by the Company for such tenant decoration are immaterial and therefore expensed as incurred.  Rental costs incurred to the marketing of rental spaces are also considered a normal part of on-going operations and are included in general and administrative costs.

J.	Revenue Recognition

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

Revenue Recognition:  Sale of Space

In China, the company is allowed to promote and sell the space when the construction permits are granted by the government.  Therefore, pre-selling of the spaces started simultaneously with the construction.  The funds from pre-selling were recorded by the company as deferred revenue.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2009 and 2008

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
b)	the unit is in good condition outlined in the sales contract, and
c)	the title has been transferred to the owner evidenced by the change of official title on the space from the company to the buyer

Revenue Recognition:  Rental Income

In 2008, the rental income was from the leased space in Xi’an Jia Hui building and Yangming Building.  The corresponding expenses (sales taxes, depreciation and any administrative expenses) were not separately stated on the income statement.

In 2009, the rental income consists of:

Description	Amount	Nature of the income	Cost of Rental

Rental – Xi’an Jia Hui	396K	Lease of space

Rental – Xin Tian Di Mall	577K	Lease of space and profit sharing	Small repairs and supplies directly related to rental

Rental – Xin Tian Di Mall	231K	Lease of space on the space sold but under management contract with the owners	a) The guaranteed rents to the space owners; b) small repairs and supplies directly related to these spaces

Rental – Xin Yuan	95K	Lease of space	Depreciation, small repairs and supplies directly related to these spaces

K.	Deferred Revenue

Deposits and advance proceeds from pre-sales of condominium units and office spaces are recorded as deferred revenue until such time when such units and/or spaces are available for occupation and delivered to buyers.

L.	Income Taxes

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2009 and 2008

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

M.	Property, Plant and Equipment

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.  The depreciable life of each asset category applied is:

Vehicles	5 years
Machines and equipment	5 years
Office equipment	5 years
Office furniture	3-5 years
Buildings	40 years

N.	Intangible Assets

The Company (Xin Yuan Real Estate Co., Ltd.) incurred start-up costs which have been capitalized.  These costs are being amortized over 60 months, beginning from October 2007.

O.	Employee Benefits

Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments.  The cost of these payments is charged to the statement of income in the same period as the related salary cost.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2009 and 2008

P.	Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities for the three months ending March 31, 2009 and 2008.

Note 3 – Related Party Transaction

A.	Advances to Officers and Employees

“Advance to officers” and “Advance to employee” are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant expense accounts and the advances are credited out. Cash flows from these activities are classified into operating activities.  The total advance to officers was $2,082K and $192K, as of March 31, 2009 and 2008, respectively. The total advance to employees was $39K and $9K as of March 31, 2009 and 2008, respectively.

B.	Loans to Related Parties

“Loans to related parties” and “Due to related parties” represent temporary short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  The total loans to related parties were $11,782K and $2,032K as of March 31, 2009 and 2008, respectively. The total borrowing from related parties was $12,649K and $10,250K as of March 31, 2009 and 2008, respectively.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2009 and 2008

C.	Due To Officers

“Due to officers” are temporary short-term loans from our officers to finance the Company’s operation due to lack of cash resources.  Cash flows from these activities are classified as cash flows from financing activates.  The total borrowing from officers was $89K and $368K as of March 31, 2009 and 2008, respectively.

D.	Leases

•
The Company leases office and retail space to an affiliate, Shaanxi Jiahui Hantang Book Publishing Co., Ltd., which is majority owned and controlled by directors of the Company.  The lease period is from January 1, 2003 to December 31, 2012.  The rent is $209K (based upon the average exchange rate of the RMB for 2008) per year and the rent is payable semi-annually.

•
At March 31, 2009, the Company leases the 24th and 25th floor of the Yangming Building to a related party, Yangming Soho Commercial Flat, which is majority owned and controlled by directors of the Company.  There is no lease and no rental income has been collected from this related party.  The Company estimates that annual rent, using current rental values, would be approximately $62K (based upon the average exchange rate of the RMB for 2009).

Note 4 – Inventoried Real Estate Project Costs

The Company is carrying prepaid real estate project costs, which consist of the costs of the unsold portion of the real estate project described above.  In 2009, no interest expenses have been capitalized.

Note 5 – Property and Equipment

Property, plant and equipment consist of the following as of March 31:

Description	2009	2008
(in ‘000 USD)
Vehicles	$743	374
Office equipment	128	21
Office furniture	35	8
Jiahui Building	7,023	6,855
Yangming	3,005	2,200
Xin TianDi	11,595	0
Others	86	0
	22,615	9,458
Less: Accumulated depreciation	(2,687)	(1,790)
	$19,928	$7,668

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2009 and 2008

Note 6 – Intangibles

Capitalized intangible assets include start-up costs for Xin Yuan. Total amortization expense was 6K in the three months ended March 31, 2009.

Note 7 – Long-Term Investment

Long-term investments include:
2009

Equity interest of 40% ownership in Shaanxi Le Zhan Management Co., a related party through common ownership, acquired in 2004, stated at cost, which Management believes approximates fair value.	$176K

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
416K

$592K

Note 8 – Short-Term Debt

Short-term debt at March 31, 2009 consisted of two bank loans:
2009

A. Short-term notes payable – Deng Jia Po Credit Cooperatives.  This note has interest payable quarterly at 8.06% per annum, principal due December 29, 2008 without penalty.  It is secured by the Yangming building.
$2,031K

B. Short-term notes payable – Qujiang Credit Cooperatives This note has interest payable quarterly at 8.06% per annum, principal due December 29, 2008.  It is secured by the unsold portion of Jia Hui building.
3,068K

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2009 and 2008

C. Short-term notes payable – Tumen Branch of Commercial Bank This note has interest payable quarterly at 7.875% per annum, principal due September 28, 2009.	10,225K

D. Short-term notes payable – Nung Tsun Branch of Cooperatives This note has interest payable quarterly at 13.9% per annum, principal due December 19, 2009	234K

Total	$15,558K

As of March 31, 2009, management is engaged in negotiation with the banks to renewal the loans.  Management is attempting to obtain better interest terms with the renewal.  Overdue interest payable was $ 779K at March 31, 2009.  Management indicates that it expects to successfully complete a renewal of the loans at an interest rate not to exceed the prior terms.

Note 9 – Long-Term Debt

Long-term debt consisted of the Mortgages Payable and Notes Payable as of March 31:

Mortgages Payable

	2009	2008

There are 30 mortgages against 30 units in the Yangming International Tower.  At March 31, 2009 the principle of each mortgage range from a low of $25Kto a high of $145K (an average mortgage of $56K). These mortgages have minimum payments due, and are usually paid off when the units are sold.  The average mortgage bears interest at 6.69% per annum, and varies in term from 4 to 27 years

At March 31, 2008, the principle of each mortgage ranged from a low of $25K to a high of $151K (an average mortgage of $53K). The average mortgage interest was at 6.66% per annum, and varied in term from 6 to 28 years
	$1,719K	$2,348K

Less current portion	72K	137K

	$1,647K	$2,210K

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2009 and 2008

Notes Payable
(in ‘000 USD)
	2009	Terms

Qujiang Branch of Credit Cooperative	$1,154	8.64% per annum. Interests payable on maturity. Maturity of this debt on June 29, 2010

San Yao Branch	$2,206	Interest at 8.64% per annum. Interest payment only until maturity. Maturity of this debt on July 9, 2010

Chang Yan Bao Branch of Credit Cooperative	$1,315	Interest at 8.64% per annum. Interest payment only until maturity. Maturity of this debt on June 16, 2010

Total long-term debt, net of current portion	$4,675

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

Prior to July 21, 2006, translation of amounts from RMB into United States dollars ("US$") has been made at the single rate of exchange of US$1.00:RMB8.277.  No representation is made that RMB amounts could have been or could be, converted into US dollars at that rate.  On January 1, 1994, the PRC government introduced a single rate of exchange, quoted daily by the People's Bank of China (the "Unified Exchange Rate").  The quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies.  All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2009 and 2008

sell foreign currencies at the exchange rates quoted by the People's Bank of China.  Approval of foreign currency payments by the Bank of China orother institutions requires submission of a payment application form together with supplier's invoices, shipping documents and signed contracts.

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

Translation adjustments resulting from the “managed floating exchange” process are included in the accumulated comprehensive income (loss) account in the consolidated statement of shareholders’ equity and amounted to $419K and $37K as of March 31, 2009 and 2008, respectively. The balance sheet amounts with the exception of equity at March 31, 2009 were translated at 6.8542 RMB to $1.00 USD as compared to 7.0222 RMB at March 31, 2008. The equity accounts were stated at their historical rate. The average translation rate of 6.86459 RMB for the three months ended March 31, 2009 was applied to income statement accounts as compared to 7.17568 RMB for the year ended March 31, 2008.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2009 and 2008

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

Note 12 – Business Combination

On June 23, 2008, China Properties Developments, Inc. (“CPD”), through its 90.28% owned subsidiary, Xi’an Jiahui Real Estate Co., Ltd (“Jiahui”) entered into a series of agreements affective June 1, 2008 with Shaanxi Xin Yuan Real Estate Co., Ltd (“Xin Yuan”, which gives effective control over the business of Xin Yuan.  The agreements between Jiahui and Xin Yuan provide for:

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2009 and 2008

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

Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Certain of these risks and uncertainties are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in Part 1, Item 1A “Risk Factors”.

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

Results of Operations

There were no revenues for the three months ended March 31, 2009 compared to revenues of $1,599,000 for the three months ended March 31, 2008.  The revenues in 2008  were due to sales of condominium units and office space in the Yangming building while there were no sales of condominium units in the first three months of 2009.

Gross profit, defined as sales less cost of sales, was $0 for the three months ended March 31, 2009 compared to gross profits of $480,000 for the three months ended March 31, 2008.  Cost of sales consists of costs such as construction and labor costs.  Cost of sales were $1,119,000 for the three months ended March 31, 2008 while there were no cost of sales for the three months ended March 31, 2009.  We also achieved rental income of $1,267,000 for the three months ended March 31, 2009 compared to rental income of $196,000 for the three months ended March 31, 2008.

Our operating expenses were $503,000 for the three months ended March 31, 2009 compared to operating expenses of $326,000 for the three months ended March 31, 2008.  Operating expenses increased primarily due to an increase of $269,000 in general and administrative expenses for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, offset by decreases in sales taxes and legal and professional fees.  In addition, there was a bad debt expense of $53,000 for the three months ended March 31, 2009 which increased operating expenses for such period compared to no bad debt expense for the first three months of 2008.  Depreciation expense charged to operations was $87,000 for the three months ended March 31, 2009 compared to $63,000 for the three months ended March 31, 2008.

We suffered an operating loss of $319,000 for the three months ended March 31, 2009 compared to operating income was $349,000 for the three months ended March 31, 2008.  Such change was primarily due to no revenues being achieved in the first three months of 2009 from sale of building space compared to the revenues achieved in the first three months of 2008 from the sale of building space.

During the first quarter of 2009, we incurred total other expense of $534,000 compared to total other expense of $321,000 for the first quarter of 2008.   This increase in total other expense was primarily due to interest expenses of $544,000 for the first three months of 2009 compared to $211,000 in the prior year period and late delivery penalties of $112,000.

We suffered a comprehensive loss of $1,116,000 for the three months ended March 31, 2009 compared to comprehensive income of $136,000 for the three months ended March 31, 2008.  This change was primarily due to a decrease in revenues from the sale of building space together with an increase in expenses in the first three months of 2009 compared to the prior year period.

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

Liquidity and Capital Resources

On March 31, 2009, we had a working capital of $2,938,000 and stockholders’ equity of $18,053,000.  Also, at March 31, 2009, we had cash and cash equivalents of $767,000, total assets of $64,568,000 and total liabilities of $46,516,000.  On March 31, 2008, we had a working capital deficit of $5,790,000 and stockholders’ equity of $945,000. Also, at March 31, 2008, we had cash and cash equivalents of $951,000, total assets of $25,353,000 and total liabilities of $24,408,000.

A substantial portion of our total liabilities consists of short-term and long-term bank loans and mortgages, and other amounts due to related parties.  At March 31, 2009, we had short-term bank loans of $15,558,000 and amounts due to related parties of $12,649,000, mortgages payable of $1,719,000 and notes payable of $4,675,000.  At March 31, 2008, we had short-term bank loans of $5,186,000 and amounts due to related parties of $10,250,000, and mortgages payable of $2,348,000.

Net cash from operating activities was $388,000 for the three months ended March 31, 2009, which was primarily the result of a decrease in real estate project costs of $661,000, increase in accounts payable of $651,000, an increase in other current liabilities of $62,000, a decrease in other current assets of $78,000, offset by the net loss of $640,000, increase in accounts receivable of $309,000, and a decrease in deferred revenue of $159,000.  Net cash from operating activities was $246,000 for the three months ended March 31, 2008, which was primarily the result of net income of $29,000, together with increases in accounts payable of $317,000 and other current liabilities of $267,000, and decreases in real estate project costs of $316,000, offset by a decrease in deferred revenue of $730,000.

For the three months ended March 31, 2009, we had net cash used by investing activities of $490,000 due to loans from related parties.  For the three months ended March 31, 2008, we had net cash from investing activities of $534,000 which was due to repayment of loans from related parties of $483,000 and a decrease in security deposit of $51,000.

For the three months ended March 31, 2009, net cash provided by financing activities was $752,000, which was primarily the result of loans to related parties of $662,000 and loans from officers and directors of $88,000.  For the three months ended March 31, 2008, net cash used by financing activities was $239,000, which was primarily the result of repayment of loans to related parties of $81,000, repayment of mortgage debt of $77,000 and repayment of loans from officers and employees of $81,000.

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

Other Information - Certain Relationships and Related Transactions

To date, several related party transactions have taken place, in addition to the transactions described above with Shaanxi.  We believe that  any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been or will be on terms no less favorable to us than those reasonably obtainable from third parties.  As of March 31, 2009, there were advances to officers and employees outstanding of $2,121,000, and loans due from other related parties of $11,782,000.  As of March 31, 2009, there was $12,649,000 due to related parties.   As of March 31, 2008, there were advances to officers outstanding of $192,000, advances to employees outstanding of $9,000, and loans due from other related parties of $2,032,000.  As of March 31, 2008, there was $10,250,000 due to related parties and $368,000 due to officers.  Loans from and to related parties represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

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

Item 4T.   Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
(Registrant)

Dated:	May 15, 2009	By:	/s/ Ping’an Wu
Ping’an Wu, Chief Executive Officer
(Principal Executive Officer)

Dated:	May 15, 2009	By:	/s/ Shuo (Steven) Lou
Shuo (Steven) Lou, Chief Financial Officer,
Chief Accounting Officer and Executive VP
(Principal Financial Officer)