Form 10-Q
period 2009-06-30
CHINA PROPERTIES DEVELOPMENTS INC
filed 2009-08-19
CIK 1174741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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
Yes   ☐                      No   ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: $.001 par value per share: 19,050,825 outstanding as of August 1, 2009.

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

CHINA PROPERTIES DEVELOPMENTS, INC.

Index to Consolidated Financial Statements
Period Ended June 30, 2009

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF June 30, 2009 AND 2008

ASSETS
(in '000 USD)	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$904	$1,323
Accounts receivable	496	63
Prepaid expenses	-	2,022
Inventory – real estate project costs (Note 4)	26,269	40,590
Advances to officers (Note 3)	2,163	210
Advances to employees (Note 3)	38	-
Other receivable	887	203
Loans to related parties (Note 3)	11,749	7,320
Total Current Assets	42,506	51,732
LONG-TERM INVESTMENT (Note 7)	592	589
PROPERTY AND EQUIPMENT (Note 5)	19,778	8,445
OTHER ASSETS:
Intangible assets (Note 6)	107	122
Restricted cash	650	1,068
Security deposit	128	97
	885	1,287
	$63,760	$62,052

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank loans (Note 8)	$20,235	$5,079
Accounts payable and accrued expenses	4,589	3,322
Deferred revenue	1,464	4,368
Taxes payable	3,853	979
Bank loan interest payable	1,243	741
Due to related parties (Note 3)	12,509	5,041
Due to officers (Note 3)	220	463
Due to employees	8	-
Customer security deposit	561	1,576
Current portion of mortgages payable	111	1,447
Total Current Liabilities	44,794	23,016

LONG-TERM LIABILITIES:
Mortgages payable (Note 9)	1,585	2,238
Notes payable (Note 8)	-	14,843
Current portion of mortgages payable	(111)	(1,447)
	1,475	15,634
STOCKHOLDERS’ EQUITY:
Common stock, no par value, 100,000,000 shares authorized;
19,050,825 shares issued and outstanding	273	273
Common stock, no par value, 100,000,000 shares authorized;	6,193	6,230
Additional paid-in capital	8,673	-
Retained earnings (deficit)	2,149	16,765
Accumulated other comprehensive income (Note 10)	202	135
	17,491	23,403
	$63,760	$62,052

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2009	2008	2009	2008
(in '000 USD)
SALES:
Revenues from sale of building space	49	$22,290	$49	$23,889
Cost of sales	37	7,430	37	8,549
Gross profit from selling of space	13	14,860	13	15,340

Rental income (Note 3)	1,523	213	2,790	409
Less: Rental sharing expenses	1,144	-	2,227	-
Gross profit from rental activities	378	213	562	409
	391	15,073	575	15,749
OPERATING EXPENSES:
Bad debt expense	(40)	-	13	-
Depreciation	90	66	177	129
Legal and professional fees	5	9	9	55
Other general and administrative expenses	125	47	469	122
Sales taxes	11	52	14	193
Selling expenses	5	1	17	3
	196	176	699	502
Operating Income (loss)	195	14,898	(124)	15,247

OTHER INCOME (EXPENSE):
Interest income	1	2	1	4
Interest expenses	(662)	(6)	(1,205)	(217)
Late delivery penalties	6	11	16	(101)
Total Other Income (Expense)	(654)	7	(1,188)	(314)

Net Income (Loss) Before Taxes	(459)	14,904	(1,313)	14,933

PROVISION FOR TAXES	(115)	-	(328)	-

Net Income (Loss)	(345)	14,904	(985)	14,933

OTHER COMPREHENSIVE INCOME (LOSS):
Effects of foreign currency conversion	(215)	51	(691)	88

Comprehensive Income (Loss)	$(560)	$14,955	$(1,676)	$15,021

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
(in '000 USD)
CASH FROM OPERATING ACTIVITIES:
Net income (loss)	$(985)	$14,951
Depreciation	311	-
Changes in operating assets and liabilities –		-
(Increase) decrease in accounts receivable	251	(5)
(Increase) decrease in prepaid expense	80	(367)
(Increase) decrease in advances to officers and employees	(82)	559
(Increase) decrease in real estate project costs	659	4,089
(Increase) decrease in other current assets	167	294
(Increase) decrease in fixed assets	(31)	-
(Decrease) increase in accounts payable	68	138
(Decrease) increase in tax payable	(304)	674
(Decrease) increase in interest payable	555	341
(Decrease) increase in other current liabilities	3	(655)
(Decrease) increase in deferred revenue	123	(21,059)
Net cash (used) by operating activities	817	(1,040)

CASH FROM INVESTING ACTIVITIES:
Loan from related parties	(630)	910
(Increase) decrease in security deposit	(0)	812
Net cash (used) by investing activities	(630)	1,722

CASH FROM FINANCING ACTIVITIES:
Loans to realated parties	695	(656)
(Decrease) increase in restricted cash to secure loans	38	(105)
Proceeds from (repayment of) short-term bank loans	(1)	860
(Repayments) of mortgage debt	(138)	(187)
New Proceed from stock-for debt exchange	-	(1,151)
(Repayments) / Loans from officers and employees	219	-
Net cash provided by financing activities	814	(1,240)
		-
Increase (decrease) in cash	1,000	(557)
Other effects of exchange rates on cash	(679)	291
	322	(266)
		-
Cash at beginning of period	582	1,589
		-
Cash at end of period	$904	$1,323

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for –
Interest	549	290
Income taxes	-	-

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2009 and 2008

Note 1 – Organization and Operations

China Properties Developments, Inc. (the "Company") was incorporated in the State of Colorado on June 15, 2001.   The Company presently engages in the business of real estate development, including sale and lease of real estate in Xi'an City, Shaanxi Province, People's Republic of China ("PRC").

At June 30, 2009, the Company’s operations include the consolidated operations of Wollaston Industrial Limited, Xian Jiahui Real Estate Co., Ltd., and Xin Yuan Real Estate Co., Ltd.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2009 and 2008

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

June 30, 2009 and 2008

E.	Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at June 30, 2009 due to the relatively short-term nature of these instruments.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2009 and 2008

assets and depreciation have been provided according to the time they became fixed assets.

The second and third floors are leased to a related party, the Hantang Bookstore.

The remaining space in Yangming is for sale to the public.

Xin Tian Di Mall
Xin Tian Di Mall is a three level multifunctional shopping center.  The Company has finished phase one construction of this project.  The entire project is planned to be carried out in four phases.  Approximately twenty-three percent of the phase one mall space has been sold.  The units sold are under contract with the Company to manage the rental of these spaces.  The rest of the space has been rented or is available for rent as of June 2009.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2009 and 2008

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2009 and 2008

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

In 2009, the rental income consists of:

Description	Amount		Nature of the income	Cost of Rental

Rental – Xi’an Jia Hui	810	K	Lease of space

Rental – Xin Tian Di Mall	1029	K	Lease of space and profit sharing	Small repairs and supplies directly related to rental

Rental – Xin Tian Di Mall	760	K	Lease of space on the space sold but under management contract with the owners	a) The guaranteed rents to the space owners; b) small repairs and supplies directly related to these spaces

Rental – Xin Yuan	190	K	Lease of space	Depreciation, small repairs and supplies directly related to these spaces

K.	Deferred Revenue

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

June 30, 2009 and 2008

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

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2009 and 2008

such earnings per share.  Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities for the three months ending June 30, 2009 and 2008.

Note 3 – Related Party Transaction

A.	Advances to Officers and Employees

“Advance to officers” and “Advance to employee” are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant expense accounts and the advances are credited out. Cash flows from these activities are classified into operating activities.  The total advance to officers was $2,163K and $210K, as of June 30, 2009 and 2008, respectively. The total advance to employees was $38K as of June 30, 2009.

B.	Loans to Related Parties

“Loans to related parties” and “Due to related parties” represent temporary short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  The total loans to related parties were $11,749K and $7,320K as of June 30, 2009 and 2008, respectively. The total borrowing from related parties was $12,509K and $5,041K as of June 30, 2009 and 2008, respectively.

C.	Due To Officers

“Due to officers” are temporary short-term loans from our officers to finance the Company’s operation due to lack of cash resources.  Cash flows from these activities are classified as cash flows from financing activates.  The total borrowing from officers was $220K and $463K as of June 30, 2009 and 2008, respectively.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2009 and 2008

D.	Leases

•	The Company leases office and retail space to an affiliate, Shaanxi Jiahui Hantang Book Publishing Co., Ltd., which is majority owned and controlled by directors of the Company. The lease period is from January 1, 2003 to December 31, 2012. The rent is $209K (based upon the average exchange rate of the RMB for 2009) per year and the rent is payable semi-annually.

•
At June 30, 2009, the Company leases the 24th and 25th floor of the Yangming Building to a related party, Yangming Soho Commercial Flat, which is majority owned and controlled by directors of the Company.  There is no lease and no rental income has been collected from this related party.  The Company estimates that annual rent, using current rental values, would be approximately $62K (based upon the average exchange rate of the RMB for 2009).

Note 4 – Inventoried Real Estate Project Costs

The Company is carrying prepaid real estate project costs, which consist of the costs of the unsold portion of the real estate project described above.  In 2009, no interest expenses have been capitalized.

Note 5 – Property and Equipment

Property, plant and equipment consist of the following as of June 30:

Description	2009	2008
(in ‘000 USD)

Vehicles	$781	942
Office equipment	148	213
Office furniture	35	35
Jiahui Building	7,033	7005
Yangming	3,009	2,248
Xin TianDi	11,610	0

	22,617	9,665
Less: Accumulated depreciation	(2,840)	(1,999)
	$19,777	$8444

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2009 and 2008

Note 6 – Intangibles

Capitalized intangible assets include start-up costs for Xin Yuan. Total amortization expense was 1K in the three months ended June 30, 2009.

Note 7 – Long-Term Investment

Long-term investments include:

	2009

Equity interest of 40% ownership in Shaanxi Le Zhan Management Co., a related party through common ownership, acquired in 2004, stated at cost, which Management believes approximates fair value.	$176	K

Investment in 300,000 shares of Yan Tan Bank, a state owned bank in Xi’an China. The shares are transferable in accordance with the laws of the PRC. The investment is carried at cost which approximates fair value. Dividend income on these shares is recorded when received. The Company may sell the shares back to the bank at the net book value per share. The balance of this investment changes on the balance sheet in accord with periodic fluctuations of the RMB.	416	K

	$592	K

Note 8 – Short-Term Debt

Short-term debt at June 30, 2009 consisted of following bank loans:

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2009 and 2008

Notes payable – Deng Jia Po Credit Cooperatives. This note has interest payable quarterly at 11.29% per annum, principal due December 29, 2008 without penalty. It is secured by the Yangming building.	$2,030	K

Notes payable – Qujiang Credit Cooperatives This note has interest payable quarterly at 11.29% per annum, principal due December 29, 2008. The note is secured by the unsold portion of Jia Hui building.	3,068	K

Notes payable – Tumen Branch of Commercial Interest payable quarterly at interest 7.875% per annum, principal due September 28, 2009.	10,227	K

Notes payable – Nung Tsun Branch of Cooperatives Interest payable quarterly at 13.9% per annum, principal due December 19, 2009	234	K

Notes payable - Qujiang Branch of Credit Cooperative Interests payable on maturity at 11.556% per annum. Maturity on June 29, 2010	1,154	K

Notes payable - San Yao Branch Interest. Interest payment only until maturity at interest rate 11.349% per annum. Maturity of on June 29, 2010	2,206	K

Notes payable - Chang Yan Bao Branch of Credit Cooperative Interest payment only until maturity Interest at 11.556 per annum. Maturity on June 16, 2010	1,315	K

	$20,234	K

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2009 and 2008

As of June 30, 2009, management is engaged in negotiation with the banks to renewal the loans.  Management is attempting to obtain better interest terms with the renewal.  Overdue interest payable was $ 797K at June 30, 2009.  Management indicates that it expects to successfully complete a renewal of the loans at an interest rate not to exceed the prior terms.

Note 9 – Long-Term Debt

Long-term debt consisted of the Mortgages Payable and Notes Payable as of June 30:

Mortgages Payable

	2009		2008

There are 30 mortgages against 30 units in the Yangming International Tower.  At June 30, 2009 the principle of each mortgage range from a low of $25Kto a high of $145K (an average mortgage of $56K). These mortgages have minimum payments due, and are usually paid off when the units are sold.  The average mortgage bears interest at 6.69% per annum, and varies in term from 4 to 27 years

At June 30, 2008, the principle of each mortgage ranged from a low of $25K to a high of $151K (an average mortgage of $53K). The average mortgage interest was at 6.66% per annum, and varied in term from 6 to 28 years
	$1,585	K	$2,238	K

Less current portion	111	K	1,447	K

	$1,474	K	$791	K

Note 10 - Foreign Currency Translation

The functional currency of the Company is the Chinese Renminbi (“RMB”). Transactions denominated in currencies other than RMB are translated into United States dollars using yearend exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign currency exchange translations are included in the statements of operations and stockholder’s equity as accumulated other comprehensive income.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2009 and 2008

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

Translation adjustments resulting from the “managed floating exchange” process are included in the accumulated comprehensive income (loss) account in the consolidated statement of shareholders’ equity and amounted to $202K and $135K as of June 30, 2009 and 2008, respectively. The balance sheet amounts with the exception of equity at June 30,

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2009 and 2008

2009 were translated at 6.8448 RMB to $1.00 USD as compared to 6.8718 RMB at June 30, 2008. The equity accounts were stated at their historical rate. The average translation rate of 6.83992 RMB for the three months ended June 30, 2009 was applied to income statement accounts as compared to 6.96957 RMB for the year ended June 30, 2008.

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

June 30, 2009 and 2008

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

Results of Operations

Revenues were $49,000 and $49,000 for the three and six months ended June 30, 2009 compared to revenues of $22,290,000 and $23,889,000 for the three and six months ended June 30, 2008.  The revenues in 2008 were due to sales of condominium units and office space in the Yangming building while there were minimal sales of condominium units in the first six months of 2009.

Gross profit from selling of space, defined as sales less cost of sales, was $13,000 and $13,000 for the three and six months ended June 30, 2009 compared to gross profit from selling of space of $14,860,000 and $15,340,000 for the three and six months ended June 30, 2008. Cost of sales consists of costs such as construction and labor costs.  Cost of sales were $37,000 and $37,000 for the three and six months ended June 30, 2009 compared to $7,430,000 and $8,549,000 for the three and six months ended June 30, 2008.

We also achieved rental income of $1,523,000 and $2,790,000 for the three and six months ended June 30, 2009 compared to $213,000 and $409,000 for the three and six months ended June 30, 2008.  Gross profit from rental activities, defined as rental income less rental sharing expenses, was $378,000 and $562,000 for the three and six months ended June 30, 2009 compared to gross profit from rental activities of $213,000 and $409,000 for the three and six months ended June 30, 2009.  Rental sharing expenses were $$1,144,000 and $2,227,000 for the three and six months ended June 30, 2009 compared to no rental sharing expenses for the comparable periods of the prior year.

Our operating expenses were $196,000 for the three months ended June 30, 2009 compared to operating expenses of $176,000 for the three months ended June 30, 2008.  For the six months ended June 30, 2009, operating expenses were $699,000 compared to $502,000 for the six months ended June 30, 2008.  Operating expenses increased primarily due to an increase of $78,000 and $347,000 in general and administrative expenses for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008, offset by decreases in sales taxes and legal and professional fees.  In addition, there was a bad debt expense recovery of $40,000 for the three months ended March 31, 2009 and a bad debt expense of $13,000 for the six months ended June 30, 2009 compared to no bad debt expense for the first three and six months of 2008.  Depreciation expense charged to operations was $90,000 and $177,000 for the three and six months ended June 30, 2009 compared to $66,000 and $129,000 for the three and six months ended June 30, 2008.

Operating income was $195,000 for the three months ended June 30, 2009 compared to $14,898,000 for the three months ended June 30, 2008.  For the six months ended June 30, 2009, we had an operating loss of $124,000 compared to operating income of $15,247,000 for the six months ended June 30, 2008.  Such change was primarily due to minimal revenues being achieved in the first six months of 2009 from sale of building space compared to the revenues achieved in the first six months of 2008 from the sale of building space.

During the three and six months ended June 30, 2009, we incurred total other expense of $654,000 and $1,188,000 compared to total other income of $7,000 and total other expense of $314,000 for the three and six months ended June 30, 2008.   This increase in total other expense was primarily due to interest expenses of $662,000 and $1,205,000 for the three and six months ended June 30, 2009 compared to $6,000 and $217,000 in the prior year periods.

We incurred a comprehensive loss of $560,000 and $1,676,000 for the three and six months ended June 30, 2009 compared to comprehensive income achieved of $14,955,000 and $15,021,000 for the three and six months ended June 30, 2008.   This change was primarily due to a decrease in revenues from the sale of building space together with an increase in expenses in the first three and six months of 2009 compared to the prior year periods.

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

Liquidity and Capital Resources

On June 30, 2009, we had working capital deficit of $2,288,000 and stockholders’ equity of $17,491,000.  Also, at June 30, 2009, we had cash and cash equivalents of $904,000, total assets of $63,760,000 and total liabilities of $46,269,000.  On June 30, 2008, we had working capital of $28,716,000 and stockholders’ equity of $23,403,000.  Also, at June 30, 2008, we had cash and cash equivalents of $1,323,000, total assets of $62,052,000 and total liabilities of $38,650,000.

A substantial portion of our total liabilities consists of short-term and long-term bank loans and mortgages, and other amounts due to related parties.  At June 30, 2009, we had short-term bank loans of $20,235,000, amounts due to related parties of $12,509,000 and mortgages payable of $1,585,000.   At June 30, 2008, we had short-term bank loans of $5,079,000 and amounts due to related parties of $5,041,000, mortgages payable of $2,238,000 and notes payable of $14,843,000.

Net cash from operating activities was $817,000 for the six months ended June 30, 2009, which was primarily the result of a decrease in real estate project costs of $659,000, a decrease in other current assets of $167,000, a a decrease in accounts receivable of $251,000 an increase in interest payable of $555,000, offset by the net loss of $985,000.  Net cash used by operating activities was $1,040,000 for the six months ended June 30, 2008, which was primarily the result of net income of $14,951,000, decreases in real estate project costs of $4,089,000, together with less significant decreases in advances to officers and employees, other current assets, increases in taxes payable, interest payable and customer security deposits, offset  by a decrease in deferred revenue of $21,059,000.

For the six months ended June 30, 2009, we had cash used by investing activities of $630,000 resulting from loans from related parties of $630,000.  For the six months ended June 30, 2008, we had cash used by investing activities of $1,722,000 resulting from loans from related parties of $910,000 and a decrease in security deposit of $812,000.

For the six months ended June 30, 2009, net cash provided by financing activities was $814,000, which was primarily the result of loans to related parties of $695,000, loans from officers and employees of $219,000, offset by repayments of mortgage debt of $138,000.  For the six months ended June 30, 2008, net used by financing activities was $1,240,000, which was primarily the result of repayment of loans to related parties of $656,000, new proceeds from stock for debt exchange of $1,151,000, repayments of mortgage debt of $187,000, offset by proceeds from short-term bank loans of $860,000.

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

Other Information - Certain Relationships and Related Transactions

To date, several related party transactions have taken place, in addition to the transactions described above with Shaanxi.  We believe that  any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been or will be on terms no less favorable to us than those reasonably obtainable from third parties.  As of June 30, 2009, there were advances to officers and employees outstanding of $2,201,000, and loans due from other related parties of $11,749,000.  As of June 30, 2009, there was $12,509,000 due to related parties.   As of June 30, 2008, there were advances to officers and employees outstanding of $210,000, and loans due from other related parties of $7,320,000.  As of June 30, 2008, there was $5,041,000 due to related parties.  Loans from and to related parties represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

We lease office and retail space to an affiliate, Shaanxi Jiahui Hantang Book Publishing Co., Ltd., which is majority owned and controlled by directors of the Company.   The lease period is from January 1, 2003 to December 31, 2012.  The rent is $209,000 (based upon the average exchange rate of the RMB for 2009) per year and the rent is payable semi-annually.

We lease the 24th and 25th floor of the Yangming Building to a related party, Yangming Soho Commercial Flat, which is majority owned and controlled by directors of the Company.   There is no lease and no rental income has been collected from this related party.  The Company estimates that annual rent, using current rental values, would be approximately $62,000 (based upon the average exchange rate of the RMB for 2009).

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

Item 4T.   Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHINA PROPERTIES DEVELOPMENTS, INC. (Registrant)

Dated:	August 17, 2009	By:	/s/ Ping’an Wu
Ping’an Wu, Chief Executive Officer
(Principal Executive Officer)

Dated:	August 17, 2009	By:	/s/ Shuo (Steven) Lou
Shuo (Steven) Lou, Chief Financial Officer,
Chief Accounting Officer and Executive VP
(Principal Financial Officer)