Form 10-Q
period 2009-09-30
CHINA PROPERTIES DEVELOPMENTS INC
filed 2009-11-16
CIK 1174741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-50637

CHINA PROPERTIES DEVELOPMENTS, INC.
(Exact name of Registrant as Specified in its Charter)

Colorado	84-1595829
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

89 Chang’an Middle Rd.
Yangming International Tower, Flrs. 26/27
Xi’an, China	710061
(Address of principal executive offices)	(Zip Code)

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
Yes ☐                    No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: $.001 par value per share: 19,050,825 outstanding as of November 1, 2009.

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

CHINA PROPERTIES DEVELOPMENTS, INC.

Index to Consolidated Financial Statements
Period Ended September 30, 2009

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF September 30, 2009 AND 2008

ASSETS
(in '000 USD)	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$699	$813
Accounts receivable	402	894
Prepaid expenses	-	-
Inventory – real estate project costs (Note 4)	26,638	27,644
Advances to officers (Note 3)	2,151	1,241
Advances to employees (Note 3)	40	-
Other receivable	888	1,739
Loans to related parties (Note 3)	11,915	11,925
Total Current Assets	42,733	44,256
LONG-TERM INVESTMENT (Note 7)	592	591
PROPERTY AND EQUIPMENT (Note 5)	19,663	19,714
OTHER ASSETS:
Intangible assets (Note 6)	109	114
Restricted cash	582	1,071
Security deposit	128	128
	820	1,313
	$63,807	$65,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank loans (Note 8)	$19,261	$5,091
Accounts payable and accrued expenses	4,428	4,961
Deferred revenue (Note 2)	2,545	998
Taxes payable	3,451	900
Bank loan interest payable	1,529	810
Due to related parties (Note 3)	13,195	12,191
Due to officers (Note 3)	453	313
Due to employees	8	-
Customer security deposit	568	542
Current portion of mortgages payable	99	140
Total Current Liabilities	45,538	25,946

LONG-TERM LIABILITIES:
Mortgages payable (Note 9)	1,364	2,209
Notes payable (Note 9)	-	14,879
Current portion of mortgages payable	(99)	(140)
	1,265	16,949
STOCKHOLDERS’ EQUITY:
Common stock, no par value, 100,000,000 shares authorized;
19,050,825 shares issued and outstanding	273	273
Common stock, no par value, 100,000,000 shares authorized;	6,193	6,193
Additional paid-in capital	8,673	8,673
Retained earnings (deficit)	1,557	7,646
Accumulated other comprehensive income (Note 10)	306	194
	17,004	22,979
	$63,807	$65,874

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2009	2008	2009	2008
SALES:
Revenues from sale of building space	-	$4,329	$78	$28,218
Cost of sales	-	1,587	37	10,136
Gross profit from selling of space	-	2,742	41	18,082

Rental income (Note 3)	1,475	2,043	4,265	2,452
Less: Rental sharing expenses	1,192	2,033	3,420	2,033
Gross profit from rental activities	283	10	845	419
	283	2,752	886	18,501
OPERATING EXPENSES:
Bad debt expense	27	-	40	-
Depreciation	89	111	266	240
Legal and professional fees	20	48	29	103
Other general and administrative expenses	259	893	729	1,015
Sales taxes	7	1,583	21	1,776
Selling expenses	154	78	171	81
	556	2,713	1,255	3,215
Operating Income (loss)	(273)	39	(369)	15,286

OTHER INCOME (EXPENSE):
Interest income	-	46	1	50
Interest expenses	(551)	(297)	(1,756)	(1,194)
Miscellaneous	28	(1)	0	10
Late delivery penalties	5	(14)	21	(126)
Total Other Income (Expense)	(517)	(266)	(1,734)	(1,260)

Net Income (Loss) Before Taxes	(791)	(227)	(2,103)	14,026

PROVISION FOR TAXES	(198)	-	(526)	-

Net Income (Loss)	(592)	(227)	(1,577)	14,026

OTHER COMPREHENSIVE INCOME (LOSS):
Effects of foreign currency conversion	(104)	59	306	147

Comprehensive Income (Loss)	$(697)	$(168)	$(1,270)	$14,173

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
CASH FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,577)	$14,027
Depreciation	450	240
Changes in operating assets and liabilities –
(Increase) decrease in accounts receivable	345	(839)
(Increase) decrease in prepaid expense	80	145
(Increase) decrease in advances to officers and employees	(72)	(1,054)
(Increase) decrease in real estate project costs	290	(28,699)
(Increase) decrease in other current assets	166	(1,651)
(Increase) decrease in fixed assets	(55)	-
(Decrease) in accounts payable	(92)	2,089
(Decrease) increase in other current liabilities	146	1,150
(Decrease) in deferred revenue	1,204	(1,516)
Net cash (used) by operating activities	885	(16,108)

CASH FROM INVESTING ACTIVITIES:
Acquisition of fixed assets through business combination	-	(12,291)
(Increase) decrease in security deposit	-	137
Net cash (used) by investing activities	-	(12,154)

CASH FROM FINANCING ACTIVITIES:
Loans to realated parties	529	(9,974)
(Decrease) increase in restricted cash to secure loans	105	(325)
Loan from related parties	56	2,424
Proceeds from (repayment of) short-term bank loans	(975)	14,879
(Repayments) of mortgage debt	(359)	(216)
(Repayments) / Loans from officers and employees	452	(136)
Proceed from business combinations	-	21,906
Net cash provided by financing activities	(191)	28,558

Increase (decrease) in cash	694	296
Other effects of exchange rates on cash	(577)	40
	117	336

Cash at beginning of period	582	476

Cash at end of period	$699	$813

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for –
Interest	817	1,194
Income taxes	-	-

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2009 and 2008

Note 1 – Organization and Operations

China Properties Developments, Inc. (the "Company") was incorporated in the State of Colorado on June 15, 2001.   The Company presently engages in the business of real estate development, including sale and lease of real estate in Xi'an City, Shaanxi Province, People's Republic of China ("PRC").

At September 30, 2009, the Company’s operations include the consolidated operations of Wollaston Industrial Limited, Xian Jiahui Real Estate Co., Ltd., and Xin Yuan Real Estate Co., Ltd.

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
NOTES TO FINANCIAL STATEMENTS

September 30, 2009 and 2008

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

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at September 30, 2009 due to the relatively short-term nature of these instruments.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2009 and 2008

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

Xin Tian Di Mall
Xin Tian Di Mall is a three level multifunctional shopping center.  The Company has finished phase one construction of this project.  The entire project is planned to be carried out in four phases.  Approximately twenty-three percent of the phase one mall space has been sold.  The units sold are under contract with the Company to manage the

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2009 and 2008

rental of these spaces.  The rest of the space has been rented or is available for rent as of September 30, 2009.

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

Costs associated with portions which are held for sale remain in project costs inventory until relevant spaces are sold.

●	Land Usage Right

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

●	Capitalized Interest Costs

Interest cost incurred are capitalized during the term of real estate projects, which normally begins when payments are made for land usage rights, and ends when the real estate project is substantially completed and held available for occupation.

Subsequent to completion of a real estate project, interest expenses are expensed.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2009 and 2008

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

In 2009, the rental income consists of:

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2009 and 2008

Description	Amount	Nature of the income	Cost of Rental

Rental – Xi’an Jia Hui	1,204K	Lease of space

Rental – Xin Tian Di Mall	1,622K	Lease of space and profit sharing	Small repairs and supplies directly related to rental

Rental – Xin Tian Di Mall	898K	Lease of space on the space sold but under management contract with the owners	a) The guaranteed rents to the space owners; b) small repairs and supplies directly related to these spaces

Rental – Xin Yuan	285K	Lease of space	Depreciation, small repairs and supplies directly related to these spaces

K.	Deferred Revenue

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

September 30, 2009 and 2008

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

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities for the three months ending September 30, 2009 and 2008.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2009 and 2008

Cash flows from these activities are classified into operating activities.  The total advance to officers was $2,151K and $1,241K, as of September 30, 2009 and 2008, respectively. The total advance to employees was $40K as of September 30, 2009.

B.	Loans to Related Parties

“Loans to related parties” and “Due to related parties” represent temporary short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  The total loans to related parties were $11,915K and $11,925K as of September 30, 2009 and 2008, respectively. The total borrowing from related parties was $13,195K and $12,191K as of September 30, 2009 and 2008, respectively.

C.	Due To Officers

“Due to officers” are temporary short-term loans from our officers to finance the Company’s operation due to lack of cash resources.  Cash flows from these activities are classified as cash flows from financing activates.  The total borrowing from officers was $453K and $313K as of September 30, 2009 and 2008, respectively.

D.	Leases

The Company leases office and retail space to an affiliate, Shaanxi Jiahui Hantang Book Publishing Co., Ltd., which is majority owned and controlled by directors of the Company.  The lease period is from January 1, 2003 to December 31, 2012.  The rent is $209K (based upon the average exchange rate of the RMB for 2009) per year and the rent is payable semi-annually.

At September 30, 2009, the Company leases the 24th and 25th floor of the Yangming Building to a related party, Yangming Soho Commercial Flat, which is majority owned and controlled by directors of the Company.  There is no lease and no rental income has been collected from this related party.  The Company estimates that annual rent, using current rental values, would be approximately $62K (based upon the average exchange rate of the RMB for 2009).

Note 4 – Inventoried Real Estate Project Costs

The Company is carrying prepaid real estate project costs, which consist of the costs of the unsold portion of the real estate project described above.  In 2009, no interest expenses have been capitalized.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2009 and 2008

Note 5 – Property and Equipment

Property, plant and equipment consist of the following as of September 30:

Description	2009	2008
(in ‘000 USD)
Vehicles	$745	$965
Office equipment	128	145
Office furniture	92	91
Jiahui Building	7,040	7,022
Yangming	3,013	2,254
Xin TianDi	11,623	11,593
	$22,641	$22,071

Less: Accumulated depreciation	-2,978	-2,357
	$19,663	$19,714

Note 6 – Intangibles

Capitalized intangible assets include start-up costs for Xin Yuan. Total amortization expense was 1K in the three months ended September 30, 2009.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2009 and 2008

Note 8 – Short-Term Debt

Short-term debt at September 30, 2009 consisted of following bank loans:

Notes payable – Deng Jia Po Credit Cooperatives. This note has interest payable quarterly at 11.29% per annum, principal due December 29, 2008 without penalty. It is secured by the Yangming building.	$2,033	K

Notes payable – Qujiang Credit Cooperatives This note has interest payable quarterly at 11.29% per annum, principal due December 29, 2008. The note is secured by the unsold portion of Jia Hui building.	3,071	K

Notes payable – Tumen Branch of Commercial Interest payable quarterly at interest 6.75% per annum, principal due September 28, 2011.	9,214	K

Notes payable – Nung Tsun Branch of Cooperatives Interest payable quarterly at 13.9% per annum, principal due December 19, 2009	263	K

Notes payable - Qujiang Branch of Credit Cooperative Interests payable on maturity at 11.556% per annum. Maturity on June 29, 2010	$1,155	K

Notes payable - San Yao Branch Interest. Interest payment only until maturity at interest rate 11.349% per annum. Maturity of on June 29, 2010	$2,208	K

Notes payable - Chang Yan Bao Branch of Credit Cooperative Interest payment only until maturity Interest at 11.556 per annum. Maturity on June 16, 2010	1,316	K

	$19,261	K

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2009 and 2008

As of June 30, 2009, management is engaged in negotiation with the banks to renewal the loans.  Management is attempting to obtain better interest terms with the renewal.  Overdue interest payable was $1,529K at September 30, 2009.  Management indicates that it expects to successfully complete a renewal of the loans at an interest rate not to exceed the prior terms.

Note 9 – Long-Term Debt

Long-term debt consisted of the Mortgages Payable and Notes Payable as of September 30, 2009:

Mortgages Payable

	2009		2008

There are 27 mortgages against 27 units in the Yangming International Tower.  At September 30, 2009 the principle of each mortgage range from a low of $25K to a high of $131K (an average mortgage of $37K). These mortgages have minimum payments due, and are usually paid off when the units are sold.  The average mortgage bears interest at 6.69% per annum, and varies in term from 2 to 26 years

At September 30, 2008, the principle of each mortgage ranged from a low of $29K to a high of $204K (an average mortgage of $66K). The average mortgage interest was at 6.66% per annum, and varied in term from 4 to 27 years
	$1,364	K	$2,209	K

Less current portion	99	K	140	K

	$1,265	K	$2,069	K

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

September 30, 2009 and 2008

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

Translation adjustments resulting from the “managed floating exchange” process are included in the accumulated comprehensive income (loss) account in the consolidated statement of shareholders’ equity and amounted to $306K and $193K as of September 30, 2009 and 2008, respectively. The balance sheet amounts with the exception of equity at September 30, 2009 were translated at 6.8376 RMB to $1.00 USD as compared to 6.8551 RMB at September 30, 2008. The equity accounts were stated at their historical rate. The average translation rate of 6.8411 RMB for the three months ended September 30, 2009 was applied to income statement accounts as compared to 6.96957 RMB for the nine months ended September 30, 2008.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2009 and 2008

Note 11 - Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2009-01, Topic 105- Generally Accepted Accounting Principles Amendments based on Statement of Financial Accounting Standards  (“SFAS”)  No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Topic 105”). Topic 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Topic 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. Following Topic 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue FASB Accounting Standards Updates (“ASU”), which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The U.S. GAAP hierarchy will be modified to include only two levels; authoritative and nonauthoritative. In the FASB’s view, the Codification will not change U.S. GAAP. The adoption of Topic 105 did not have a material impact on the Company’s financial position or results of operations. It does, however, change the references to specific U.S. GAAP contained within the consolidated financial statements, notes thereto and information contained in the Company’s filings with the SEC.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, or SFAS 141(R). SFAS 141(R) applies to all transactions or events in which an entity obtains control of one or more businesses, including those effected without the transfer of consideration, for example, by contract or through a lapse of minority veto rights. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. Management does not believe that the adoption will have a material impact on the Company’s consolidated results of operations or financial position.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2009 and 2008

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51 , or SFAS 160. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity which should be reported as equity in the parent’s consolidated financial statements. SFAS 160 requires a reconciliation of the beginning and ending balances of equity attributable to noncontrolling interests and disclosure, on the face of the consolidated income statement, of those amounts of consolidated net income attributable to the noncontrolling interests, eliminating the past practice of reporting these amounts as an adjustment in arriving at consolidated net income. SFAS 160 requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated and requires the parent to attribute to noncontrolling interests their share of losses even if such attribution results in a deficit noncontrolling interests balance within the parent’s equity accounts. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and requires retroactive application of the presentation and disclosure requirements for all periods presented. Early adoption is not permitted. Management does not believe that the adoption will have a material impact on the Company’s consolidated results of operations or financial position.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13  and FSP No. 157-2,  Effective Date of FASB Statement No. 157 , which collectively remove certain leasing transactions from the scope of SFAS 157 and partially delay the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. In October 2008, the FASB issued FSP SFAS 157-3,  Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active , which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The adoption of FSP No. 157-1, FSP No. 157-2 and FSP No. 157-3 has no material impact on the Company’s consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133 , or SFAS 161. SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133,  Accounting for Derivative Instruments and Hedging Activities  (“SFAS 133”). SFAS 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Due to the Company’s minimal use of derivative instruments, management does not believe that the adoption will have a material impact on the Company’s consolidated results of operations or financial position.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2009 and 2008

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, and applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) both intangible assets acquired in business combinations and asset acquisitions. FSP 142-3 also requires entities to disclose information for all intangible assets, recognized as of and subsequent to the effective date of FSP 142-3 to provide effects of the entity’s intent or ability to renew or extend the arrangement associated with the intangible assets on expected cash flows associated with the intangible assets. FSP 142-3 is effective for intangible assets acquired after December 15, 2008 and early application is prohibited. Management does not expect that the adoption will have a material impact on the consolidated results of operations or financial position.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities  (“FSP FAS 140-4 and FIN46 (R)-8”), which amends Statement of Accounting Standards No. 140,  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement for FASB Statement No. 125  (“SFAS 140”) to require public entities to provide additional disclosures about transferors’ continuing involvement with transferred financial assets and amends FASB Interpretation (“FIN”) No. 46 (revised December 2003),  Consolidation of Variable Interest Entities—an interpretation of ARB No. 51  (“FIN 46R”) to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. FSP FAS 140-4 and FIN 46 (R) is effective for the Company’s financial statements for the year ended December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46 (R)-8 did not impact the Company’s consolidated results of operations, cash flows or financial position.

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

●
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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2009 and 2008

●	The business operations of Xin Yuan have been turned over to directors recommended by Jiahui, and Jiahui has agreed to provide lending guarantees to Xin Yuan as needed.
●
Xin Yuan’s shareholders have pledged personally that their interests in Xin Yuan shall be subordinated to the agreement for consulting services, and to individually guarantee the Xin Yuan shall pay any and all consulting fees earned by Jiahui under the consulting contract.

●	Granting of voting rights of the shareholders of Xin Yuan to Jiahui.

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

Results of Operations

Revenues from the sale of building space were $0 and $78,000 for the three and nine months ended September 30, 2009 compared to revenues from the sale of building space of $4,329,000 and $28,218,000 for the three and nine months ended September 30, 2008.  The revenues in 2008 were due to sales of condominium units and office space in the

Yangming building while there were minimal sales of condominium units in the first nine months of 2009.

Gross profit from selling of space, defined as sales less cost of sales, was $0 and $41,000 for the three and nine months ended September 30, 2009 compared to gross profit from selling of space of $2,742,000 and $18,082,000 for the three and nine months ended September 30, 2008. Cost of sales consists of costs such as construction and labor costs.  Cost of sales were $0 and $37,000 for the three and nine months ended September 30, 2009 compared to $1,587,000 and $10,136,000 for the three and nine months ended September 30, 2008.

We also achieved rental income of $1,475,000 and $4,265,000 for the three and nine months ended September 30, 2009 compared to $2,043,000 and $2,452,000 for the three and nine months ended September 30, 2008.  Gross profit from rental activities, defined as rental income less rental sharing expenses, was $283,000 and $886,000 for the three and nine months ended September 30, 2009 compared to gross profit from rental activities of $2,752,000 and $18,501,000 for the three and nine months ended September 30, 2008.  Rental sharing expenses were $$1,192,000 and $3,420,000 for the three and nine months ended September 30, 2009 compared to $2,033,000 and $2,033,000 for the comparable periods of the prior year.

Our operating expenses were $556,000 for the three months ended September 30, 2009 compared to operating expenses of $2,713,000 for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, operating expenses were $1,255,000 compared to $3,215,000 for the nine months ended September 30, 2008.  Operating expenses increased decreased primarily due to decreases in legal and professional fees, other general and administrative expenses and sales taxes for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, offset by increases in selling expenses.  In addition, there was a bad debt expense of $27,000 and $40,000 for the three and nine months ended September 30, 2009 compared to no bad debt expense for the first three and nine months of 2008.  Depreciation expense charged to operations was $89,000 and $266,000 for the three and nine months ended September 30, 2009 compared to $111,000 and $240,000 for the three and nine months ended September 30, 2008.

We had an operating loss of $273,000 and $369,000 for the three and nine months ended September 30, 2009 compared to operating income of $39,000 and $15,286,000 for the three and nine months ended September 30, 2008.   Such change was primarily due to minimal revenues being achieved in the first nine months of 2009 from sale of building space compared to the revenues achieved in the first nine months of 2008 from the sale of building space.

During the three and nine months ended September 30, 2009, we incurred total other expense of $517,000 and $1,734,000 compared to total other expenses of $266,000 and $1,260,000 for the three and nine months ended September 30, 2008.   This increase in total other expense was primarily due to interest expenses of $551,000 and $1,756,000 for the three and nine months ended September 30, 2009 compared to $297,000 and $1,194,000 in the prior year periods.

We incurred a comprehensive loss of $697,000 and $1,270,000 for the three and nine months ended September 30, 2009 compared to a comprehensive loss of $168,000 and comprehensive income of $14,173,000 for the three and nine months ended September 30, 2008.   This change was primarily due to the substantial decrease in revenues from the sale of building space in the first nine months of 2009 compared to the prior year period.

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

Liquidity and Capital Resources

On September 30, 2009, we had working capital deficit of $2,805,000 and stockholders’ equity of $17,004,000. Also, at September 30, 2009, we had cash and cash equivalents of $699,000, total assets of $63,807,000 and total liabilities of $46,803,000.  On September 30, 2008, we had working capital of $18,310,000 and stockholders’ equity of $22,979,000.  Also, at September 30, 2008, we had cash and cash equivalents of $813,000, total assets of $65,874,000 and total liabilities of $42,895,000.

A substantial portion of our total liabilities consists of short-term and long-term bank loans and mortgages, and other amounts due to related parties.  At September 30, 2009, we had short-term bank loans of $19,261,000, amounts due to related parties of $13,195,000 and mortgages payable of $1,364,000.   At September 30, 2008, we had short-term bank loans of $5,091,000 and amounts due to related parties of $12,191,000, mortgages payable of $2,209,000 and notes payable of $14,879,000.

Net cash from operating activities was $885,000 for the nine months ended September 30, 2009, which was primarily the result of a decrease in accounts receivable of $345,000, a decrease in real estate project costs of $290,000, a decrease in other current assets of $166,000, an increase in other current liabilities of $146,000 and deferred revenue of $1,204,000, offset by the net loss of $1,577,000 and increases in advances to officers and employees, increases in fixed assets and decreases in accounts payable.  Net cash used by operating activities was $16,108,000 for the nine months ended September 30, 2008, which was primarily the result of net income of $14,027,000, increase in accounts payable of $2,089,000 and other current liabilities of $1,150,000, offset by decreases in real estate project costs of $28,699,000, and increases in advances to officers and employees, other current assets and a decrease in deferred revenues.

For the nine months ended September 30, 2009, there was no net cash provided (used) by investing activities compared to $12,154,000 used by investing activities for the nine months ended September 30, 2008 resulting primarily from the acquisition of fixed assets through business combination of $12,291,000.

For the nine months ended September 30, 2009, we had net cash used by financing activities of $191,000, which was primarily the result of loans with related parties of $529,000, loans from officers and employees of $452,000, offset by repayment of short-term bank loans of $975,000 and repayment of mortgage debt of $359,000.  For the nine months ended September 30, 2008, net cash provided by financing activities was $28,558,000, which was primarily the result of proceeds from business combinations of $21,906,000 and proceeds from short-term bank loans of $14,879,000, offset by loans to related parties of $9,974,000.

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

Other Information - Certain Relationships and Related Transactions

To date, several related party transactions have taken place, in addition to the transactions described above with Shaanxi.  We believe that  any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been or will be on terms no less favorable to us than those reasonably obtainable from third parties.  As of September 30, 2009, there were advances to officers and employees outstanding of $2,191,000, and loans due from other related parties of $11,915,000.  As of September 30, 2009, there was $13,195,000 due to related parties.   As of September 30, 2008, there were advances to officers and employees outstanding of $1,241,000, and loans due from other related parties of $11,925,000.  As of September 30, 2008, there was $12,191,000 due to related parties.  Loans from and to related parties represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

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

In September 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2009-01, Topic 105- Generally Accepted Accounting Principles Amendments based on Statement of Financial Accounting Standards  (“SFAS”)  No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Topic 105”). Topic 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Topic 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. Following Topic 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue FASB Accounting Standards Updates (“ASU”), which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The U.S. GAAP hierarchy will be modified to include only two levels; authoritative and nonauthoritative. In the FASB’s view, the Codification will not change U.S. GAAP. The adoption of Topic 105 did not have a material impact on the Company’s financial position or results of operations. It does, however, change the references to specific U.S. GAAP contained within the consolidated financial statements, notes thereto and information contained in the Company’s filings with the SEC.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, or SFAS 141(R). SFAS 141(R) applies to all transactions or events in which an entity obtains control of one or more businesses, including those effected without the transfer of consideration, for example, by contract or through a lapse of minority veto rights. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. Management does not believe that the adoption will have a material impact on the Company’s consolidated results of operations or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51, or SFAS 160. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity which should be reported as equity in the parent’s consolidated financial statements. SFAS 160 requires a reconciliation of the beginning and ending balances of equity attributable to noncontrolling interests and disclosure, on the face of the consolidated income statement, of those amounts of consolidated net income attributable to the noncontrolling interests, eliminating the past practice of reporting these amounts as an adjustment in arriving at consolidated net income. SFAS 160 requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated and requires the parent to attribute to noncontrolling interests their share of losses even if such attribution results in a deficit noncontrolling interests balance within the parent’s equity accounts. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and requires retroactive application of the presentation and disclosure requirements for all periods presented. Early adoption is not permitted. Management does not believe that the adoption will have a material impact on the Company’s consolidated results of operations or financial position.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13  and FSP No. 157-2,  Effective Date of FASB Statement No. 157 , which collectively remove certain leasing transactions from the scope of SFAS 157 and partially delay the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active , which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The adoption of FSP No. 157-1, FSP No. 157-2 and FSP No. 157-3 has no material impact on the Company’s consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133,  Accounting  for Derivative Instruments and Hedging Activities  (“SFAS 133”). SFAS 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Due to the Company’s minimal use of derivative instruments, management does not believe that the adoption will have a material impact on the Company’s consolidated results of operations or financial position.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, and applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) both intangible assets acquired in business combinations and asset acquisitions. FSP 142-3 also requires entities to disclose information for all intangible assets, recognized as of and subsequent to the effective date of FSP 142-3 to provide effects of the entity’s intent or ability to renew or extend the arrangement associated with the intangible assets on expected cash flows associated with the intangible assets. FSP 142-3 is effective for intangible assets acquired after December 15, 2008 and early application is prohibited. Management does not expect that the adoption will have a material impact on the consolidated results of operations or financial position.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities  (“FSP FAS 140-4 and FIN46 (R)-8”), which amends Statement of Accounting Standards No. 140,  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement for FASB Statement No. 125  (“SFAS 140”) to require public entities to provide additional disclosures about transferors’ continuing involvement with transferred financial assets and amends FASB Interpretation (“FIN”) No. 46 (revised December 2003),  Consolidation of Variable Interest Entities—an interpretation of ARB No. 51  (“FIN 46R”) to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. FSP FAS 140-4 and FIN 46 (R) is effective for the Company’s financial statements for the year ended December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46 (R)-8 did not impact the Company’s consolidated results of operations, cash flows or financial position.

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

Item 4T.   Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
(Registrant)

Dated:	November 16, 2009	By:	/s/ Ping’an Wu
Ping’an Wu, Chief Executive Officer
(Principal Executive Officer)

Dated:	November 16, 2009	By:	/s/ Shuo (Steven) Lou
Shuo (Steven) Lou, Chief Financial Officer,
Chief Accounting Officer and Executive VP
(Principal Financial Officer)