Form 10-K
period 2009-12-31
CHINA PROPERTIES DEVELOPMENTS INC
filed 2010-04-15
CIK 1174741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50637

CHINA PROPERTIES DEVELOPMENTS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1595829 (I.R.S. Employer Identification Number)

89 Chang’an Middle Rd.
Yangming International Tower, Flrs. 26/27, Xi’an, China
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
Yes ☐         No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (15,538,825 shares) as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $20,000,000.  The number of shares outstanding of the Common Stock ($.001 par value) of the registrant as of the close of business on March 31, 2010 was 19,300,825.

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

Xi’an is known for its historical and cultural importance.  It served as the capital city for thirteen dynasties -- Xizhou, Qin, Xihan, Xin, Donghan, Xijin, Qianzhao, Qianqin, Houqin, Xiwei, Beizhou, Sui and Tang.  From the 11th century BC to 9th century AD, Xi’an was the political, economic and cultural centre of China.  Because of its rich, ancient history, Xi’an has become one of the nation’s most important tourist destinations. Perhaps the most famous tourist attraction in Xi’an is the nearby tomb of Emperor Qin Shi Huang, who in 221 BC united China under a single kingdom.  Near his tomb, archaeologists discovered burial pits with tens of thousands of clay statutes of soldiers and horses (Terra-Cotta Army). Since the discovery in early ‘90s, the site has become a world-famous attraction visited by thousands of visitors each year.

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

Employees

We currently employ 39 individuals on a full-time basis.  We believe that relations with our employees are good.

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

Year ended December 31, 2007:	High	Low

Jan. 1, 2007 to March 31, 2007	$1.08	$0.90
April l, 2007 to June 30, 2007	$1.85	$1.10
July 1, 2007 to Sept. 30, 2007	$3.45	$1.30
Oct. 1, 2007 to Dec. 31, 2007	$2.25	$1.30

Year ended December 31, 2008:	High	Low

Jan. 1, 2008 to March 31, 2008	$3.10	$2.04
April l, 2008 to June 30, 2008	$3.05	$1.30
July 1, 2008 to Sept. 30, 2008	$1.10	$1.10
Oct. 1, 2008 to Dec. 31, 2008	$1.10	$0.30

Year ended December 31, 2009:	High	Low

Jan. 1, 2009 to March 31, 2009	$3.10	$2.04
April l, 2009 to June 30, 2009	$3.05	$1.30
July 1, 2009 to Sept. 30, 2009	$1.10	$1.10
Oct. 1, 2009to Dec. 31, 2009	$1.10	$0.30

Holders

As of March 31, 2010, there were approximately 390 stockholders of record of the Company’s Common Stock.  This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal year ended December 31, 2009 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”): None.

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

Results of Operations

Revenues were $1,052,000 for the year ended December 31, 2009 compared to revenues of $29,308,000 for the year ended December 31, 2008. The decrease in revenues is primarily due to Shaanxi’s Yan-Ta Shopping mall Phase I space is not on sale anymore. The remaining space is for leasing only.

Gross profit, defined as sales less cost of sales, was $302,000  for the year ended December 31, 2009 compared to $18,442,000 for the year ended December 31, 2008.  Cost of sales consists of costs such as construction and labor costs.  Cost of sales were $750,000 for the year ended December 31, 2009 compared to $10,866,000 for the year ended December 31, 2008 which change was primarily due to Shaanxi’s Yan-Ta Shopping mall Phase I space is not on sale anymore. We also achieved rental income of $5,879,000 for the year ended December 31, 2009 compared to rental income of $3,327,000 for the year ended December 31, 2008.

Our operating expenses were $1,640,000 for the year ended December 31, 2009 compared to $3,707,000 for the year ended December 31, 2008.  Operating expenses decreased primarily as a result of an decrease in sale tax and general and administrative expenses which were $851,000 for the year ended December 31, 2009 compared to $3,011,000 for the year ended December 31, 2008. Legal and professional fees increased by $108,000 for the year ended December 31, 2009 compared to the prior year.  Selling expenses increased by $84,000 for the year ended December 31, 2009 compared to the year ended December 31, 2008.  Depreciation expense charged to operations was $318,000 for 2008 compared to $387,000 for 2008.

Operating income was ($198,000) for the year ended December 31, 2009 compared to operating income of $15,412,000 for the year ended December 31, 2008. Such change was primarily due to the almost same interest expenses and lack of  revenues from the sale of building space.

Investment and interest income totalled $60,000 for the year ended December 31, 2009 compared to $44,000 for 2008.  For the year ended December 31, 2008, such investment and interest income was offset by interest expenses of $2,709,000.  Interest expenses were $2,614,000 in the prior year.

The comprehensive income was ($3,497,000) for the year ended December 31, 2009 compared to a comprehensive income of $9,716,000  for the year ended December 31, 2009.  The decrease in comprehensive income for 2009 is primarily due to lack of revenues from the sale of building space offset by the same level of interest expenses.

Operations Outlook

During the next twelve months, we intend to continue to make efforts to sell and lease the remaining spaces of Yangming International Tower.   In addition, and as mentioned before, on June 23, 2008, we entered into a series of agreements effective as of June 1, 2008 with Shaanxi Xinyuan Real Estate Co. Ltd. (“Shaanxi”), a corporation organized under the laws of the PRC, which we believe gives us effective control over the business of Shaanxi.  Shaanxi is 84.0% owned by Shaanxi Jiahui Group which is majority owned by Ping’an Wu and his family, and 16.0% owned by Shuzhen Yang.  Ping’an Wu is the Company’s Chairman, Chief Executive Officer, President and a director.

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

Shaanxi is the developer of the Yan-Ta Shopping Mall project in Xi’an, China.  Comprising a large urban park, a high-end shopping mall and entertainment facilities, The Yan-Ta Shopping Mall is listed as one of The City of Xi’an’s Key Projects for 2005/06. The park, already under way, will occupy 12 acres. Below ground, a three-story shopping mall will provide 1,291,670 square feet of retail and commercial space plus 2,000 parking spaces.  Designed to complement the unique characteristics of Xi’an’s historic and geographic features, the park will provide space for walking, exercising and large-scale gatherings. The northern part of the park will have an open performance platform; a large fountain will dominate the middle of the expanse; and the southern section will be plant and flower gardens.  Fountains and waterfalls with displays operated with advanced technology will be scattered throughout. Well designed lighting will keep the city night alive. This square is expected to be a landmark in Xi’an’s southern area and will be known to as a luxurious place for shopping, work and leisure.  Development of Phase I of Yan-Ta Shopping Mall commenced in 2004 and occupancy began upon completion in October 2007. Development of Phase II is now scheduled to commence during 2010 with occupancy scheduled for completion in 2012.

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

Liquidity and Capital Resources

On December 31, 2009, we had working capital of $5,002,000 and stockholders’ equity of $15,672,000.  Also, at December 31, 2009, we had cash of $642,000, total assets of $62,684,000 and total liabilities of $47,012,000.  On December 31, 2008, we had a working capital of $3,865,000 and stockholders’ equity of $19,168,000.  Also, at December 31, 2008, we had cash of $582,000, total assets of $65,541,000 and total liabilities of $46,373,000.

A substantial portion of our total liabilities consists of short-term and long-term bank loans and mortgages, and other amounts due to related parties.  At December 31, 2009, we had short-term bank loans of $9,772,000 and amounts due to related parties of $11,585,000, mortgages payable of $1,257,000 and notes payable of $8,776,000.  At December 31, 2008, we had short-term bank loans of $15,567,000 and amounts due to related parties of $12,348,000, and mortgages payable of $1,723,000 and  long-term notes payable of 4,669,000.

Net cash provided by operating activities was $675,000 for the year ended December 31, 2009, which was primarily the result of net income of ($2,824,000), decreases in prepaid expense of $80,000, decrease in inventory of $1,107,000, increase in other current liabilities of $1,178,000, offset by a increase in deferred revenue of $686,000.  Net cash used by operating activities was $4,070,000 for the year ended December 31, 2008, which was primarily the result of a net income of $9,553,000 together with a decrease in prepaid expenses of $1,575,000, increases in accounts payable of $1,337,000, and a decrease in deferred revenue of $24,08600.

For the years ended December 31, 2009, there was net cash used by investing activities of ($404,000) compared to net cash from investing activities of $4,565,000 for the year ended December 31, 2008.   For the year ended December 31, 2009, net cash provided by financing activities was $463,000 compared to net cash provided by financing activities of 7,507,000 for the year ended December 31, 2008.

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

Other Information - Certain Relationships and Related Transactions

To date, several related party transactions have taken place, in addition to the transactions described above with Shaanxi. We believe that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been or will be on terms no less favorable to us than those reasonably obtainable from third parties. As of December 31, 2009, there were advances to officers and employees outstanding of $2,920,000, and loans due from other related parties of $11,474,000. As of December 31, 2009, there was $11,585,000 due to related parties. As of December 31, 2008, there were advances to officers and employees outstanding of $1,046,000, and loans due from other related parties of $13,478,000. As of December 31, 2008, there was $12,348,000 due to related parties. Loans from and to related parties represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

We lease office and retail space to an affiliate, Shaanxi Jiahui Hantang Book Publishing Co., Ltd., which is majority owned and controlled by directors of the Company.   The lease period is from January 1, 2003 to December 31, 2012.  The rent is $919,000 (based upon the average exchange rate of the RMB for 2009) per year and the rent is payable semi-annually.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

		Present Position	Has Served as
Name	Age	and Offices	Director Since

Ping’an Wu	52	Chairman, Chief Executive Officer	2005
		President, Director

Shuo (Steven) Lou	49	Chief Financial Officer,	2005
		Chief Accounting Officer,
		Executive Vice President, Director

Yingming Wang	47	Chief Operating Officer,	2005
		Vice President, Director

Xingguo Wang	45	Director	2005

Mingchuan Ren	45	Director	2006

Qianfei Yuan	45	Director	2006

Shouguo Zhao	46	Director	2008

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

XINGGUO WANG was born in February 1965 in Shandong Province, China and he is currently a US citizen. He received an MA in International Economics from Nan Kai University, Tianjing, China. He worked at Zhejiang Securities Co., Ltd as a deputy general manager of the investment banking department from 1992-1994. He worked with Ameda C. G Inc as a vice president from 1994-1996. He was the president of Great Ocean International Ltd from 1996 to 2000.  He was the Vice President of Waitex International Ltd from 2000-2002. He was the Vice President of Bright Orient (Holding) Ltd. July 2003 to present. He has been a Director of China Properties Developments Inc. from 2004 through present.

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

Director Experience

The Board believes that each of the Company’s directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company’s shareholders. When evaluating candidates for election to the Board, the Corporate Governance and Nominating Committee seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. The Board has also considered the fact that all of our directors have worked for, or served on the boards of directors of, a variety of companies in a range of industries. The Board believes that through their varying backgrounds, the Company’s directors bring a wealth of experiences, new ideas and solutions to the Board. Specifically, the Board has noted that our directors have the following skills and qualifications that, among others, have made them particularly suited to serve as a director of China Properties:

●	Mr. Xingguo Wang has significant business management experience, entrepreneurial vision, and extensive knowledge of the capital market and has served in various leadership positions since 1994.
●	Mr. Mingchuan Ren processes an extensive knowledge of accounting principles, having served as both a practicing accountant and as a professor of accounting for many years.

●
Mr. Qianfei Yuan served as Manager of Statistics, Manager of Assets Management, and Manager of Accounting Department as well as Auditing Department. He has profound knowledge and practical experiences in statistics and accounting.

●	Mr. Shouguo Zhao has significant knowledge in financial investment; modern corporate system and development strategy; and, regional economic development strategy.

Audit Committee and Audit Committee Financial Expert

Our board of directors established an audit committee on September 30, 2009. The audit committee is comprised of the following three independent board members:

●	Shuo (Steven), Lou, CFO, CAO & EVP of CPDV
●	Mingchuan, Ren Associate Professor with the Department of Accounting and Finance, at Fudan University, Shainghai, China
●	Qianfei, Yuan, Manager of Corporation Administration, at the Shenzhen Airport Industry Corporation Co., Ltd., Shenzhen, Guangdong, China

The Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.  The audit committee is responsible for, among other things:

●	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;
●	reviewing with our independent auditors any audit problems or difficulties and management’s response;
●	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K under the Securities Act;
●	discussing the annual audited financial statements with management and our independent auditors;
●	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of material control deficiencies;
●	annually reviewing and reassessing the adequacy of our audit committee charter;
●	such other matters that are specifically delegated to our audit committee by our board of directors from time to time;
●	meeting separately and periodically with management and our internal and independent auditors; and
●	reporting regularly to the full board of directors.

Our board of directors has determined that it has an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K as promulgated by the Securities and Exchange Commission. Our audit committee financial expert is Nanjing Lin. The directors who serve on the audit committee are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers. Our Board of Directors has adopted a written charter for the Audit Committee.

Compensation Committee

Our board of directors established a compensation committee on September 30, 2009.

The compensation committee of the board of directors is comprised of the following three independent board members:

●	Shuo (Steven), Lou, Chair, CFO, CAO & EVP at CPDV
●	Mingchuan, Ren, Member, Associate Professor with the Department of Accounting and Finance, at Fudan University, Shainghai, China
●	Qianfei, Yuan, Member, Manager of Corporation Administration, at the Shenzhen Airport Industry Corporation Co., Ltd., Shenzhen, Guangdong, China

Our compensation committee assists the board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers.  Members of the compensation committee are not prohibited from direct involvement in determining their own compensation.  Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated.  The compensation committee is responsible for, among other things:

●	approving and overseeing the compensation package for our executive officers;
●	reviewing and making recommendations to the board with respect to the compensation of our directors;
●
reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting the compensation level of our chief executive officer based on this evaluation; and

●
reviewing periodically and making recommendations to the board regarding any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

Our board of directors has adopted a written compensation committee charter.   The directors who serve on the compensation committee are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers.

Corporate Governance and Nominating Committee

Our board of directors established a corporate governance and nominating committee on September 30, 2009.

The Company’s corporate governance and nominating committee is comprised of the following three independent board members:

●	Shuo (Steven), Lou, Chair, CFO, CAO & EVP of CPDV
●	Mingchuan, Ren, Member, Associate Professor with the Department of Accounting and Finance, at Fudan University, Shainghai, China
●	Qianfei, Yuan, Member, Manager of Corporation Administration, at the Shenzhen Airport Industry Corporation Co., Ltd., Shenzhen, Guangdong, China

The corporate governance and nominating committee assists the board of directors in identifying individuals qualified to become our directors and in determining the composition of the board and its committees.  The corporate governance and nominating committee is responsible for, among other things:

●	identifying and recommending to the board nominees for election or re-election to the board, or for appointment to fill any vacancy;
●	reviewing annually with the board the current composition of the board in light of the characteristics of independence, age, skills, experience and availability of service to us;
●	identifying and recommending to the board the directors to serve as members of the board’s committees;
●
advising the board periodically with respect to significant developments in the law and practice of corporate governance as well as our compliance with applicable laws and regulations, and making recommendations to the board on all matters of corporate governance and on any corrective action to be taken; and

●	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance.

The directors who serve on the nominating committee are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers. The nominating committee has a written charter.

At this time, no additional specific procedures to propose a candidate for consideration by the nominating committee, nor any minimum criteria for consideration of a proposed nomination to the board, have been adopted.

Shareholder Communications

Shareholders requesting communication with Directors can do so by writing to China Properties Developments, Inc., c/o Corporate Secretary, Secretary, China Properties Developments, Inc., 89 Chang’an Middle Road, Yangming International Tower, Flrs. 26/27, Xi’an, China.  At this time we do not screen communications received and would forward any requests directly to the named Director. If no Director was named in a general inquiry, the Secretary would contact either the Chairman or the Chairman of a particular committee, as appropriate. We do not provide the physical address, email address, or phone numbers of Directors to outside parties without a Director's permission.

Compliance with Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2009, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to our Chief Executive Officer and Chief Financial Officer, which was filed as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2005. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn:

Item 11.       Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2009 and December 31, 2008, of those persons who were, at December 31, 2009 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

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

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2010, certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers named in the Summary Compensation Table under “Executive Compensation”,  and (iv) all officers and directors of the Company as a group:

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
_________________________
* The address for each is 89 Chang’an Middle Road, Yangming International Tower, 26 and 27th floors, Xi’an, China.

Item 13.       Certain Relationships and Related Transactions, and Director Independence.

To date, several related party transactions have taken place, in addition to the transactions described above with Shaanxi.  We believe that  any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been or will be on terms no less favorable to us than those reasonably obtainable from third parties.    As of December 31, 2009, there were advances to officers and employees outstanding of $2,920,000, and loans due from other related parties of $11,474,000.  As of December 31, 2009, there was $11,585,000 due to related parties.   As of December 31, 2008, there were advances to officers and employees outstanding of $1,046,000, and loans due from other related parties of $13,478,000.  As of December 31, 2008, there was $12,348,000 due to related parties.  Such advances to officers and advance to employees are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant accounts and the advances are credited out.  Loans from and to related parties represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.   Amounts due to officers are temporally short-term loans from our officers to finance the Company’s operation due to lack of cash resources.

We lease office and retail space to an affiliate, Shaanxi Jiahui Hantang Book Publishing Co., Ltd., which is majority owned and controlled by directors of the Company.   The lease period is from January 1, 2003 to December 31, 2012.  The rent is $919,000 (based upon the average exchange rate of the RMB for 2009) per year and the rent is payable semi-annually.

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

Item 14.       Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2008 and December 31, 2007:

Fee Category	2009 Fees	2008 Fees

Audit Fees	$80,000	$65,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$80,000	$65,500

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

CHINA PROPERTIES DEVELOPMENTS, INC. (Registrant)

By	/s/ Ping’an Wu
Ping’an Wu, President, Chief Executive Officer

Date	April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ping’an Wu	Chairman, Chief Executive Officer	04/15/2010
Ping’an Wu	President and Director
(Principal Executive Officer)

/s/ Shuo (Steven) Lou	Chief Financial Officer, Chief Accounting	04/15/2010
Shuo (Steven) Lou	Officer, Executive Vice President
and Director (Principal Financial Officer)

/s/ Yingming Wang	Chief Operating Officer,	04/15/2010
Yingming Wang	Vice President and Director

/s/ Xingguo Wang	Director	04/15/2010
Xingguo Wang

/s/ Mingchuan Ren	Director	04/15/2010
Mingchuan Ren

/s/ Qianfei Yuan	Director	04/15/2010
Qianfei Yuan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
China Properties Developments, Inc.
Xian, China

We have audited the accompanying balance sheets of China Properties Developments Inc. as of December 31, 2009 and 2008, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2009. China Properties Developments Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Properties Developments Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Hanlin Moss P.S.

Seattle Washington
April 11, 2010

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF December 31, 2009 AND 2008

ASSETS
(in '000 USD)	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$642	$582
Accounts receivable	510	747
Prepaid expenses	-	80
Inventory – real estate project costs (Note 4)	25,820	26,928
Advances to officers (Note 3)	2,920	1,046
Advances to employees (Note 3)	44	39
Other receivable	756	1,055
Loans to related parties (Note 3)	11,474	13,478
Total Current Assets	42,166	43,955

LONG-TERM INVESTMENT (Note 7)	176	591

PROPERTY AND EQUIPMENT (Note 5)	19,586	20,058

OTHER ASSETS:
Intangible assets (Note 6)	90	122
Restricted cash	538	688
Security deposit	128	128
	757	938
	$62,683	$65,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank loans (Note 8)	$9,772	$15,567
Accounts payable and accrued expenses	6,542	5,311
Deferred revenue	2,027	1,341
Taxes payable	4,227	4,157
Bank loan interest payable	1,809	688
Due to related parties (Note 3)	11,585	12,348
Due to officers (Note 3)	465	1
Due to employees	8	8
Customer security deposit	545	558
Current portion of mortgages payable	185	109
Total Current Liabilities	37,164	40,089

LONG-TERM LIABILITIES:
Mortgages payable (Note 9)	1,257	1,723
Notes payable (Note 9)	8,776	4,669
Current portion of mortgages payable	(185)	(109)
	9,847	6,283
STOCKHOLDERS’ EQUITY:
Common stock, no par value, 100,000,000 shares authorized;
19,300,825 shares issued and outstanding	273	273
Common stock, no par value, 100,000,000 shares authorized;	6,193	6,193
Additional paid-in capital	8,673	8,673
Retained earnings (deficit)	310	3,134
Accumulated other comprehensive income (Note 10)	223	895
	15,672	19,168
	$62,683	$65,541

See accountants' audit report

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2009 and 2008
(in '000 USD)
	2009	2008
SALES:
Revenues from sale of building space	$1,052	$29,308
Cost of sales	750	10,866
Gross profit from selling of space	302	18,442

Rental income (Note 3)	5,879	3,327
Less: Rental sharing expenses	4,739	2,650
Gross profit from rental activities	1,140	677
	1,442	19,119
OPERATING EXPENSES:
Bad debt expense	(72)	(41)
Depreciation	318	387
Legal and professional fees	189	81
Other general and administrative expenses	733	1,152
Sales taxes	118	1,859
Selling expenses	354	270
	1,640	3,707
Operating Income (loss)	(199)	15,412

OTHER INCOME (EXPENSE):
Investment Income	55	39
Interest income	5	5
Interest expenses	(2709)	(2,614)
Late delivery penalties	24	(65)
Total Other Income (Expense)	(2,625)	(2,675)

Net Income (Loss) Before Taxes	(2,824)	12,737

PROVISION FOR TAXES	-	3,184

Net Income (Loss)	(2,824)	9,553

OTHER COMPREHENSIVE INCOME (LOSS):
Effects of foreign currency conversion	(673)	163

Comprehensive Income (Loss)	$(3,497)	$9,716

See accountants' audit report

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(in '000 USD)
	2009	2008
CASH FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,824)	$9,553
Depreciation and amortization	560	797
Changes in operating assets and liabilities –
(Increase) decrease in accounts receivable	237	(689)
(Increase) decrease in prepaid expense	80	1,575
(Increase) decrease in advances to officers and employees	(1,879)	(316)
(Increase) decrease in real estate project costs	1,107	5,424
(Increase) decrease in other current assets	299	(930)
(Decrease) in accounts payable	1,230	1,337
(Decrease) increase in other current liabilities	1,178	3,265
(Decrease) in deferred revenue	686	(24,086)
Net cash (used) by operating activities	675	(4,070)

CASH FROM INVESTING ACTIVITIES:
Proceed from disposal of long term investment	359	-
Loan from related parties	(763)	(4,907)
(Increase) decrease in security deposit	-	341
Net cash (used) by investing activities	(404)	(4,565)

CASH FROM FINANCING ACTIVITIES:
Decrease in loans to related parties	2,004	7,100
Increase in restricted cash to secure loans	149	275
Repayment of short-term bank loans	(5,795)	-
Repayment of other short-term loans	-	10,588
Proceeds from (Repayment of) notes payable	4,107	(9,314)
Repayments of mortgage debt	(467)	(702)
(Repayments) / Loans from officers	464	(440)
Net cash provided (used for) by financing activities	463	7,507

Increase (decrease) in cash	733	(1,128)
Other effects of exchange rates on cash	(673)	121
	61	(1,007)

Cash at beginning of period	582	1,589

Cash at end of period	$643	$582

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for –
Interest	1,587	2,614
Income taxes	-	256

See accountants' audit report

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY

	Common Stock Par Value		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Common	Capital	Capital	Deficit	Income	Totals

Balance at December 31, 2007	19,050,825	$273,308	$6,230,281	$(5,623,875)	$(50,156)	$829,558

Change due to business combination		6,193,178	2,443,051	(794,382)	782,829	8,624,676

Net Income				9,552,617		9,552,617

Accumulated effects on foreign currency conversion	-	-	-	-	162,506	162,506

Balance at December 31, 2008	19,050,825	6,466,486	8,673,332	3,134,360	895,179	19,169,357

Net Income				(2,823,867)		(2,823,867)

Accumulated effects on foreign currency conversion	-	-	-	-	(672,665)	(672,665)

Balance at December 31, 2009	19,050,825	$6,466,486	$8,673,332	$310,493	$222,514	$15,672,825

See accountants' audit report

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

On June 28, 2008, the Company, through its 90.28% owned subsidiary, Xi’an Jiahui Real Estate Co., Ltd (“Jiahui”), entered into a series of agreements with Shaanxi Xin Yuan Real Estate Co. Ltd. (“Xin Yuan”), a corporation organized under the laws of the People’s Republic of China, which renders the Company effectively in control over the business of Xin Yuan.  The agreements were effective on June 1, 2008.  Therefore, Xin Yuan’s results of operations are included in the consolidated statement of operations of the Company.

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

December 31, 2009 and 2008

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

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2009 and 2008 due to the relatively short-term nature of these instruments.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

Xin Tian Di Mall
Xin Tian Di Mall is a three level multifunctional shopping center.  The Company has finished phase one construction of this project.  The entire project is planned to be carried out in four phases.  Approximately twenty-three percent of the phase one mall space has been sold.  The units sold are under contract with the Company to manage the rental of these spaces.  The rest of the space has been rented or is available for rent as of December 31, 2009.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

December 31, 2009 and 2008

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
b)	the unit is in good condition outlined in the sales contract, and
c)	the title has been transferred to the owner evidenced by the change of official title on the space from the company to the buyer

Revenue Recognition:  Rental Income

In 2008, the rental income was from the leased space in Xi’an Jiahui building and Yangming Building.  The corresponding expenses (sales taxes, depreciation and any administrative expenses) were not separately stated on the income statement.

In 2009, the rental income consists of:

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

Description	Amount		Nature of the income	Cost of Rental

Rental – Xi’an Jiahui	1,619	K	Lease of space

Rental – Xin Tian Di Mall	2,311	K	Lease of space and profit sharing	Small repairs and supplies directly related to rental

Rental – Xin Tian Di Mall	1,568	K	Lease of space on the space sold but under management contract with the owners	a) The guaranteed rents to the space owners; b) small repairs and supplies directly related to these spaces

Rental – Xin Yuan	380	K	Lease of space	Depreciation, small repairs and supplies directly related to these spaces

K.	Deferred Revenue

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

December 31, 2009 and 2008

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

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities for the twelve months ending December 31, 2009 and 2008.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

Cash flows from these activities are classified into operating activities.  The total advance to officers was $2,920K and $1,046K, as of December 31, 2009 and 2008, respectively. Total advance to employees was $44K and $39K as of December 31, 2009 and 2008, respectively.

B.	Loans to Related Parties

“Loans to related parties” and “Due to related parties” represent temporary short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  The total loans to related parties were $11,474K and $13,478K as of December 31, 2009 and 2008, respectively. The total borrowing from related parties was $11,585K and $12,348K as of December 31, 2009 and 2008, respectively.

C.	Due To Officers

“Due to officers” are temporary short-term loans from our officers to finance the Company’s operation due to lack of cash resources.  Cash flows from these activities are classified as cash flows from financing activates.  The total borrowing from officers was $465K and $1K as of December 31, 2009 and 2008, respectively.

D.	Leases

The Company leases office and retail space to an affiliate, Shaanxi Jiahui Hantang Book Publishing Co., Ltd., which is majority owned and controlled by directors of the Company.  The lease period is from January 1, 2003 to December 31, 2012.  The rent is $919K (based upon the average exchange rate of the RMB for 2009) per year and the rent is payable semi-annually.

At December 31, 2009, the Company leases the 24th and 25th floor of the Yangming Building to a related party, Yangming Soho Commercial Flat, which is majority owned and controlled by directors of the Company.  There is no lease and no rental income has been collected from this related party.  The Company estimates that annual rent, using current rental values, would be approximately $62K (based upon the average exchange rate of the RMB for 2009).

Note 4 – Inventoried Real Estate Project Costs

The Company is carrying prepaid real estate project costs, which consist of the costs of the unsold portion of the real estate project described above.  In 2009, no interest expense has been capitalized.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 5 – Property and Equipment

Property, plant and equipment consist of the following as of September 30:

Description	2009	2008
(in ‘000 USD)
Vehicles	$745	$743
Office equipment	128	128
Office furniture	92	91
Jiahui Building	7,041	7,023
Yangming	3,013	3,006
Xin TianDi	11,624	11,596
	22,643	$22,587

Less: Accumulated depreciation	(3,057)	(2,529)
	$19,586	$20,058

Note 6 – Intangibles

Capitalized intangible assets include start-up costs for Xin Yuan. Total amortization expense was 90K in the twelve months ended December 31, 2009.

Note 7 – Long-Term Investment

Long-term investments include:

2009
Equity interest of 40% ownership in Shaanxi Le Zhan Management Co., a related party through common ownership, acquired in 2004, stated at cost, which Management believes approximates fair value.	$176K

Note 8 – Short-Term Debt

Short-term debt at December 31, 2009 consisted of following bank loans:

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

As of December 31, 2009, management is engaged in negotiation with the banks to renewal the loans.  Management is attempting to obtain better interest terms with the renewal.  Overdue interest payable was $165K at December 31, 2009.  Management indicates that it expects to successfully complete a renewal of the loans at an interest rate not to exceed the prior terms.

Note 9 – Long-Term Debt

Long-term debt consisted of the Mortgages Payable and Notes Payable as of December 31, 2009:

Mortgages Payable

	2009		2008
There are 27 mortgages against 27 units in the Yangming International Tower.  At December 31, 2009 the principle of each mortgage range from a low of $24K to a high of $80K (an average mortgage of $37K). These mortgages have minimum payments due, and are usually paid off when the units are sold.  The average mortgage bears interest at 6.69% per annum, and varies in term from 2 to 25 years

There are 30 mortgages against 30 units in the Yangming International Tower.  At December 31, 2008 the principle of each mortgage range from a low of $25to a high of $145 (an average mortgage of $56K). These mortgages have minimum payments due, and are usually paid off when the units are sold.  The average mortgage bears interest at 6.69% per annum, and varies in term from 4 to 27 years
	$1,257	K	1,723	K
Less current portion	185	K	109	K
	$1,071	K	1614	K

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note 10 – Foreign Currency Translation

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

Translation adjustments resulting from the “managed floating exchange” process are included in the accumulated comprehensive income (loss) account in the consolidated statement of shareholders’ equity and amounted to $223K and $895K as of December 31, 2009 and 2008, respectively. The balance sheet amounts with the exception of equity at December 31, 2009 were translated at 6.8372 RMB to $1.00 USD as compared to 6.8376 RMB at December 31, 2008. The equity accounts were stated at their historical rate. The average translation rate of 6.83603 RMB for the twelve months ended December 31, 2009 was applied to income statement accounts as compared to 6.8411 RMB for the twelve months ended December 31, 2008.

Note 11 – Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2009-01, Topic 105- Generally Accepted Accounting Principles Amendments based on Statement of Financial Accounting Standards  (“SFAS”)  No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Topic 105”). Topic 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Topic 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. Following Topic 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue FASB Accounting Standards Updates (“ASU”), which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The U.S. GAAP hierarchy will be modified to include only two levels; authoritative and nonauthoritative. In the FASB’s view, the Codification will not change U.S. GAAP. The adoption of Topic 105 did not have a material impact on the Company’s financial position or results of operations. It does, however, change the references to specific U.S. GAAP contained within the consolidated financial statements, notes thereto and information contained in the Company’s filings with the SEC.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13  and FSP No. 157-2,  Effective Date of FASB Statement No. 157 , which collectively remove certain leasing transactions from the scope of SFAS 157 and partially delay the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The adoption of FSP No. 157-1, FSP No. 157-2 and FSP No. 157-3 has no material impact on the Company’s consolidated results of operations and financial condition.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities  (“FSP FAS 140-4 and FIN46 (R)-8”), which amends Statement of Accounting Standards No. 140,  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement for FASB Statement No. 125  (“SFAS 140”) to require public entities to provide additional disclosures about transferors’ continuing involvement with transferred financial assets and amends FASB Interpretation (“FIN”) No. 46 (revised December 2003),  Consolidation of Variable Interest Entities—an interpretation of ARB No. 51  (“FIN 46R”) to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. FSP FAS 140-4 and FIN 46 (R) are effective for the Company’s financial statements for the year ended December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46 (R)-8 did not impact the Company’s consolidated results of operations, cash flows or financial position.

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

December 31, 2009 and 2008

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