Form 10-Q
period 2010-03-31
CHINA PROPERTIES DEVELOPMENTS INC
filed 2010-05-17
CIK 1174741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐                    No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: $.001 par value per share: 19,300,825 outstanding as of May 12, 2010.

CHINA PROPERTIES DEVELOPMENTS, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

The consolidated financial statements of China Properties Developments, Inc. and subsidiaries (collectively, the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-K for the year ended December 31, 2009.

CHINA PROPERTIES DEVELOPMENTS, INC.

Index to Consolidated Financial Statements
Period Ended March 31, 2010

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF March 31, 2010 AND 2009

ASSETS
(in '000 USD)	2010	2009
CURRENT ASSETS:
Cash and cash equivalents	$593	$767
Accounts receivable	744	1,056
Prepaid expenses	-	164
Inventory – real estate project costs (Note 4)	25,733	26,266
Advances to officers (Note 3)	3,141	2,082
Advances to employees (Note 3)	44	39
Other receivable	794	976
Loans to related parties (Note 3)	11,470	11,782
Total Current Assets	42,519	43,132
LONG-TERM INVESTMENT (Note 7)	175	592
PROPERTY AND EQUIPMENT (Note 5)	19,372	19,928
OTHER ASSETS:
Intangible assets (Note 6)	81	116
Restricted cash	539	673
Security deposit	128	128
	748	917
	$62,814	$64,568

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank loans (Note 8)	$9,775	$15,558
Accounts payable and accrued expenses	5,868	5,171
Deferred revenue	1,961	1,182
Taxes payable	4,242	4,017
Bank loan interest payable	2,175	891
Due to related parties (Note 3)	12,481	12,649
Due to officers (Note 3)	611	89
Due to employees	4	8
Customer security deposit	514	557
Current portion of mortgages payable	123	72
Total Current Liabilities	37,755	40,194

LONG-TERM LIABILITIES:
Mortgages payable (Note 9)	1,154	1,719
Notes payable (Note 9)	8,776	4,675
Current portion of mortgages payable	(123)	(72)
	9,807	6,322
STOCKHOLDERS’ EQUITY:
Common stock, no par value, 100,000,000 shares authorized;
19,300,825 shares issued and outstanding	273	273
Common stock, no par value, 100,000,000 shares authorized;	6,193	6,193
Additional paid-in capital	8,673	8,673
Retained earnings (deficit)	(194)	2,494
Accumulated other comprehensive income (Note 10)	307	419
	15,252	18,053
	$62,814	$64,568

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For Three Months Ended March 31, 2010 and 2009

	2010	2009
SALES:
Revenues from sale of building space	$165	$545
Less: Cost of sales	115	405
Gross profit from selling of space	49	140

Rental income (Note 3)	1,640	722
Less: Rental sharing expenses	976	678
Gross profit from rental activities	665	44
	714	184
OPERATING EXPENSES:
Bad debt expense	-	53
Depreciation and Amortization	95	87
Legal and professional fees	4	4
Other general and administrative expenses	218	344
Sales taxes	44	3
Selling expenses	285	12
	646	503
Operating Income (loss)	68	(319)

OTHER INCOME (EXPENSE):
Interest expenses	(566)	(543)
Others	(6)	9
Total Other Income (Expense)	(572)	(534)

Net Income (Loss) Before Taxes	(504)	(853)

PROVISION FOR TAXES	-	213

Net Income (Loss)	(504)	(640)

OTHER COMPREHENSIVE INCOME (LOSS):
Effects of foreign currency conversion	84	(476)

Comprehensive Income (Loss)	$(420)	$(1,116)

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009
CASH FROM OPERATING ACTIVITIES:
Net income (loss)	$(504)	$(640)
Depreciation and Amortization	227	158
Changes in operating assets and liabilities –
(Increase) in accounts receivable	(234)	(309)
(Increase) in prepaid expense	-	(84)
(Increase) in advances to officers and employees	(221)	(2)
Decrease in real estate project costs	87	661
(Increase) decrease in other current assets	(39)	78
(Increase) in fixed assets	-	(28)
Increase in accounts payable and accrued expenses	119	651
(Decrease) in deferred revenue	(66)	(159)
(Decrease) increase in tax payable	15	(140)
Increase in bank loan interest payable	366	202
(Decrease) in other current liabilities	(35)	(1)
Net cash provided (used for) by operating activities	(284)	388

CASH FROM INVESTING ACTIVITIES:
(Increase) in security deposit	(0)	(0)
Net cash (used) by investing activities	(0)	(0)

CASH FROM FINANCING ACTIVITIES:
Loans to realated parties	4	662
Increase (decrease) in loan from related parties	104	(490)
Increase (decrease) in restricted cash to secure loans	(0)	15
Rrepayment of other short-term loans	-	(9)
Repayments of mortgage debt	(102)	(4)
(Repayments) / Loans from officers	146	88
Net cash provided by financing activities	151	261

Increase (decrease) in cash	(133)	649
Other effects of exchange rates on cash	83	(465)
	(50)	184

Cash at beginning of period	642	582

Cash at end of period	$593	$767

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for –
Interest	366	355
Income taxes	-	-

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

Note 1 – Organization and Operations

China Properties Developments, Inc. (the "Company") was incorporated in the State of Colorado on June 15, 2001.   The Company presently engages in the business of real estate development, including sale and lease of real estate in Xi'an City, Shaanxi Province, People's Republic of China ("PRC").

At March 31, 2010, the Company’s operations include the consolidated operations of Wollaston Industrial Limited, Xian Jiahui Real Estate Co., Ltd., and Xin Yuan Real Estate Co., Ltd.

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

March 31, 2010 and 2009

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

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at March 31, 2010 due to the relatively short-term nature of these instruments.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

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

Xin Tian Di Mall
Xin Tian Di Mall is a three level multifunctional shopping center.  The Company has finished phase one construction of this project.  The entire project is planned to be carried out in four phases.  Approximately twenty-three percent of the phase one mall space has been sold.  The units sold are under contract with the Company to manage the rental of these spaces.  The rest of the space has been rented or is available for rent as of March 31, 2010.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

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

March 31, 2010 and 2009

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
b)	the unit is in good condition outlined in the sales contract, and
c)	the title has been transferred to the owner evidenced by the change of official title on the space from the company to the buyer

Revenue Recognition:  Rental Income

In 2010, the rental income consists of:

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

Description	Amount		Nature of the income	Cost of Rental

Rental – Xi’an Jia Hui	402	K	Lease of space

Rental – Xin Tian Di Mall	1143	K	Lease of space and profit sharing	Small repairs and supplies directly related to rental

Rental – Xin Yuan	95	K	Lease of space	Depreciation, small repairs and supplies directly related to these spaces

K.	Deferred Revenue

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

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

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities for the three months ending March 31, 2010 and 2009.

Note 3 – Related Party Transaction

A.	Advances to Officers and Employees

“Advance to officers” and “Advance to employee” are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant expense accounts and the advances are credited out. Cash flows from these activities are classified into operating activities.  The total advance to officers was $3,141K and $2,082K, as of March 31, 2010 and 2009, respectively. Total advance to employees was $44K and $39K as of March 31, 2010 and 2009.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

B.	Loans to Related Parties

“Loans to related parties” and “Due to related parties” represent temporary short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  The total loans to related parties were $11,470K and $11,782K as of March 31, 2010 and 2009, respectively. The total borrowing from related parties was $12,481K and $12,649K as of March 31, 2010 and 2009, respectively.

C.	Due To Officers

“Due to officers” are temporary short-term loans from our officers to finance the Company’s operation due to lack of cash resources.  Cash flows from these activities are classified as cash flows from financing activates.  The total borrowing from officers was $611K and $89K as of March 31, 2010 and 2009, respectively.

D.	Leases

The Company leases office and retail space to an affiliate, Shaanxi Jiahui Hantang Book Publishing Co., Ltd., which is majority owned and controlled by directors of the Company.  The lease period is from January 1, 2003 to December 31, 2012.  The rent is $919K (based upon the average exchange rate of the RMB for 2010) per year and the rent is payable semi-annually.

At March 31, 2010, the Company leases the 24th and 25th floor of the Yangming Building to a related party, Yangming Soho Commercial Flat, which is majority owned and controlled by directors of the Company.  There is no lease and no rental income has been collected from this related party.  The Company estimates that annual rent, using current rental values, would be approximately $62K (based upon the average exchange rate of the RMB for 2010).

Note 4 – Inventoried Real Estate Project Costs

The Company is carrying prepaid real estate project costs, which consist of the costs of the unsold portion of the real estate project described above.  In 2010, no interest expenses have been capitalized.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

Note 5 – Property and Equipment

Property, plant and equipment consist of the following as of March 31:

Note 6 – Intangibles

Capitalized intangible assets include start-up costs for Xin Yuan. Total amortization expense was 1K in the three months ended March 31, 2010.

Note 7 – Long-Term Investment

Long-term investments include:

2009
Equity interest of 40% ownership in Shaanxi Le Zhan Management Co., a related party through common ownership, acquired in 2004, stated at cost, which Management believes approximates fair value.	$175K

Note 8 – Short-Term Debt

Short-term debt at March 31, 2010 consisted of following bank loans:

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

(USD '000)	
Notes payable – Deng Jia Po Credit Cooperatives. This note has interest payable quarterly at 8.064% per annum, principal due June 30, 2010. It is secured by the Yangming building.	$ 2,034
Notes payable – Qujiang Credit Cooperatives This note has interest payable quarterly at 8.064% per annum, principal due June 30, 2010. The note is secured by the unsold portion of Jia Hui building.	3,072
Notes Payable - Qujiang Branch of Credit Cooperative Interest payable on maturity at 11.556% per annum Maturity on November 16, 2010	1,040
Notes Payable - San Yao Branch of Credit Cooperative Interest payment only until maturity at interest rate 11.352% per annum Maturity on December 28, 2009	2,209
Notes Payable - Chang Yan Bao Branch of Credit Cooperative Interest payment only until maturity at interest rate 11.556% per annum Maturity on November 10, 2010	1,185
Notes Payable - Nung Tsun Branch of Credit Cooperative this note has Interest payable quarterly at interest rate 13.9% per annum Maturity on January 5, 2010	235
	$ 9,775

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

As of March 31, 2010, management is engaged in negotiation with the banks to renewal the loans.  Management is attempting to obtain better interest terms with the renewal.  Overdue interest payable was $41K at March 31, 2010.  Management indicates that it expects to successfully complete a renewal of the loans at an interest rate not to exceed the prior terms.

Note 9 – Long-Term Debt

Long-term debt consisted of the Mortgages Payable and Notes Payable as of March 31, 2010:

Mortgages Payable
	2010		2009
There are 27 mortgages against 27 units in the Yangming International Tower.  At March 31, 2010 the principle of each mortgage range from a low of $24K to a high of $80K (an average mortgage of $37K). These mortgages have minimum payments due, and are usually paid off when the units are sold.  The average mortgage bears interest at 6.69% per annum, and varies in term from 2 to 25 years

There are 30 mortgages against 30 units in the Yangming International Tower.  At March 31, 2009 the principle of each mortgage range from a low of $25 to a high of $145 (an average mortgage of $56K). These mortgages have minimum payments due, and are usually paid off when the units are sold.  The average mortgage bears interest at 6.69% per annum, and varies in term from 4 to 27 years
	$1,154	K	$1,719	K
Less current portion	123	K	72	K
	$1,031	K	$1,647	K

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

Translation adjustments resulting from the “managed floating exchange” process are included in the accumulated comprehensive income (loss) account in the consolidated statement of shareholders’ equity and amounted to $307K and $419K as of March 31, 2010 and 2009, respectively. The balance sheet amounts with the exception of equity at March 31, 2010 were translated at 6.8361 RMB to $1.00 USD as compared to 6.8542 RMB at March 31, 2009. The equity accounts were stated at their historical rate. The average translation rate of 6.83603 RMB for the three months ended March 31, 2010 was applied to income statement accounts as compared to 6.86459 RMB for the three months ended March 31, 2009.

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

March 31, 2010 and 2009

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

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

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities  (“FSP FAS 140-4 and FIN46 (R)-8”), which amends Statement of Accounting Standards No. 140,  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement for FASB Statement No. 125  (“SFAS 140”) to require public entities to provide additional disclosures about transferors’ continuing involvement with transferred financial assets and amends FASB Interpretation (“FIN”) No. 46 (revised December 2003),  Consolidation of Variable Interest Entities—an interpretation of ARB No. 51  (“FIN 46R”) to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. FSP FAS 140-4 and FIN 46 (R) is effective for the Company’s financial statements for the year ended March 31, 2009. The adoption of FSP FAS 140-4 and FIN 46 (R)-8 did not impact the Company’s consolidated results of operations, cash flows or financial position.

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

March 31, 2010 and 2009

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

Results of Operations

Revenues from the sale of building space were $165K for the three months ended March 31, 2010, compared to revenues from the sale of building space of $545K for the three months ended March 31, 2009.

Gross profit from selling of space, defined as sales less cost of sales, was $49K for the three months ended March 31, 2010, compared to gross profit from selling of space of $140K for the three months ended March 31, 2009.  Cost of sales consists of costs such as construction and labor costs.  Cost of sales were $115K for the three months ended March 31, 2010, compared to $405K for the three months ended March 31, 2009.

We also achieved rental income of $1,640K for the three months ended March 31, 2010, compared to $722K  for the three months ended March 31, 2009.  Gross profit from rental activities, defined as rental income less rental sharing expenses, was $665K for the three months ended March 31, 2010, compared to gross profit from rental activities of $44K for the three months ended March 31, 2009.  Rental sharing expenses were $976K for the three months ended March 31, 2010, compared to $678K  for the comparable periods of the prior year.

Our operating expenses were $646K for the three months ended March 31, 2010, compared to operating expenses of $503K for the three months ended March 31, 2009.   Operating expenses increased primarily due to increases in selling expenses and sales taxes for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, offset by decreases in bad debt expense and general and administrative expenses.  Depreciation expense charged to operations was $ 95K for the three months ended March 31, 2010 compared to $ 87K for the three months ended March 31, 2009.

We had an operating incomeof $68K for the three months ended March 31, 2010, compared to operating loss of $319K for the three months ended March 31, 2009.   Such change was primarily due to higher rental income being achieved in the first three months of 2010 from lease of building space compared to the rental income achieved in the first three months of 2009.

During the three months ended March 31, 2010, we incurred total other expense of $572K  compared to total other expenses of $534K for the three months ended March 31, 2009.   This increase in total other expense was primarily due to interest expenses of $566K for the three months ended March 31, 2010 compared to $543K in the prior year periods.

We incurred a comprehensive loss of $420K for the three months ended March 31, 2010, compared to a comprehensive loss of $1,116K for the three months ended March 31, 2009.   This change was primarily due to the increase in revenues from the lease of building space in the first three months of 2010 compared to the prior year period.

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

Liquidity and Capital Resources

On March 31, 2010, we had working capital of $4,764K and stockholders’ equity of $15,252K. Also, at March 31, 2010, we had cash and cash equivalents of $593K, total assets of $62,814K and total liabilities of $47,562K.  On March 31, 2009, we had working capital of $2,938K and stockholders’ equity of $18,053K.  Also, at March 31, 2009, we had cash and cash equivalents of $767K, total assets of $64,568K and total liabilities of $46,516K.

A substantial portion of our total liabilities consists of short-term and long-term bank loans and mortgages, and other amounts due to related parties.  At March 31, 2010, we had short-term bank loans of $9,775K, amounts due to related parties of $12,481K and mortgages payable of $1,154K and notes payable of $8,776K.   At March 31, 2009, we had short-term bank loans of $15,558K and amounts due to related parties of $12,649K, mortgages payable of $1,719K and notes payable of $4,675K.

Net cash used for operating activities was $284K for the three months ended March 31, 2010, which was primarily the result of a net loss of $504K, increase in accounts receivable of$ 234K, an increase in advance to officers and employees of $221K, offset by increases in accounts payble and accrued expenses of $119K, and increases in bank loan interest payable of $366K.  Net cash provided by operating activities was $388K for the three months ended March 31, 2009, which was primarily the result of decrease in real estate project costs of $661K, increase in accounts payable and accrued expenses of $651K, increase in bank loan interest payable of $202K, offset by net loss of $640K, increase in accounts receivable of $309K, decrease in deferred revenue of $159K and decrease in tax payable of $140K.

For the three months ended March 31, 2010 and 2009, there was no net cash provided (used) by investing activities.

For the three months ended March 31, 2010, we had net cash provided by financing activities of $151K, which was primarily the result of loans with related parties of $104K, loans from officers of $146K, offset by repayment of mortgage debt of $102K.  For the three months ended March 31, 2009, net cash provided by financing activities was $261K, which was primarily the result of loans with related parties of $662K and loans from officers of $88K, offset by loans to related parties of $490K.

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

Other Information - Certain Relationships and Related Transactions

To date, several related party transactions have taken place, in addition to the transactions described above with Shaanxi.  We believe that  any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been or will be on terms no less favorable to us than those reasonably obtainable from third parties.  As of March 31, 2010, there were advances to officers and employees outstanding of $3,185K , and loans due from other related parties of $25,733K.  As of March 31, 2010, there was $12,481K due to related parties.  As of March 31, 2009, there were advances to officers and employees outstanding of $2,121K , and loans due from other related parties of $26,266K.  As of March 31, 2009, there was $12,649K due to related parties.  Loans from and to related parties represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

We lease office and retail space to an affiliate, Shaanxi Jiahui Hantang Book Publishing Co., Ltd., which is majority owned and controlled by directors of the Company.   The lease period is from January 1, 2003 to December 31, 2012.  The rent is $919K (based upon the average exchange rate of the RMB for 2010) per year and the rent is payable semi-annually.

We lease the 24th and 25th floor of the Yangming Building to a related party, Yangming Soho Commercial Flat, which is majority owned and controlled by directors of the Company.   There is no lease and no rental income has been collected from this related party.  The Company estimates that annual rent, using current rental values, would be approximately $62K (based upon the average exchange rate of the RMB for 2010).

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, or SFAS 141(R). SFAS 141(R) applies to all transactions or events in which an entity obtains control of one or more businesses, including those effected without the transfer of consideration, for example, by contract or through a lapse of minority veto rights. SFAS 141 (R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. Management does not believe that the adoption will have a material impact on the Company’s consolidated results of operations or financial position.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP No. 157-2, Effective Date of FA SB Statement No. 157 , which collectively remove certain leasing transactions from the scope of SFAS 157 and partially delay the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active , which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The adoption of FSP No. 157-1, FSP No. 157-2 and FSP No. 157-3 has no material impact on the Company’s consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FA SB Statement No. 133, or SFAS 161. SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Due to the Company’s minimal use of derivative instruments, management does not believe that the adoption will have a material impact on the Company’s consolidated results of operations or financial position.

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

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN46 (R)-8”), which amends Statement of Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement for FASB Statement No. 125 (“SFAS 140”) to require public entities to provide additional disclosures about transferors’ continuing involvement with transferred financial assets and amends FASB Interpretation (“FIN”) No. 46 (revised December 2003), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (“FIN 46R”) to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. FSP FAS 140-4 and FIN 46 (R) is effective for the Company’s financial statements for the year ended March 31, 2009. The adoption of FSP FAS 140-4 and FIN 46 (R)-8 did not impact the Company’s consolidated results of operations, cash flows or financial position.

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

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
(Registrant)

Dated:	May 17, 2010	By:	/s/ Ping’an Wu
Ping’an Wu, Chief Executive Officer
(Principal Executive Officer)

Dated:	May 17, 2010	By:	/s/ Shuo (Steven) Lou
Shuo (Steven) Lou, Chief Financial Officer,
Chief Accounting Officer and Executive VP
(Principal Financial Officer)