Form 10-Q
period 2010-06-30
CHINA PROPERTIES DEVELOPMENTS INC
filed 2010-08-23
CIK 1174741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐                    No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: $.001 par value per share: 19,300,825 outstanding as of  August 20, 2010.

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

CHINA PROPERTIES DEVELOPMENTS, INC.

Index to Consolidated Financial Statements
Period Ended  June 30, 2010

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF June 30, 2010 AND December 31, 2009

	As of June 30	As of December 31
(in '000 USD)	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,465	$642
Accounts receivable	514	510
Inventory – real estate project costs (Note 4)	25,733	25,820
Advances to officers (Note 3)	2,962	2,920
Advances to employees (Note 3)	40	44
Other receivable	798	756
Loans to related parties (Note 3)	11,352	11,474
Total Current Assets	42,865	42,166
LONG-TERM INVESTMENT (Note 7)	176	176
PROPERTY AND EQUIPMENT (Note 5)	19,298	19,586
OTHER ASSETS:
Intangible assets (Note 6)	73	90
Restricted cash	435	538
Security deposit	129	128
	637	756
	$62,977	$62,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank loans (Note 8)	$9,754	$9,772
Accounts payable and accrued expenses	6,197	6,542
Deferred revenue	2,551	2,027
Taxes payable	4,309	4,227
Bank loan interest payable	2,644	1,809
Due to related parties (Note 3)	12,372	11,585
Due to officers (Note 3)	128	465
Due to employees	2	7
Customer security deposit	538	545
Current portion of mortgages payable	119	185
Total Current Liabilities	38,613	37,164

LONG-TERM LIABILITIES:
Mortgages payable (Note 9)	868	1,256
Notes payable (Note 9)	8,812	8,776
Current portion of mortgages payable	(119)	(185)
	9,561	9,847
STOCKHOLDERS’ EQUITY:
Common stock, no par value, 100,000,000 shares authorized;
4,825,206 shares issued and outstanding	273	273
Common stock, no par value, 100,000,000 shares authorized;	6,193	6,193
Additional paid-in capital	8,673	8,673
Retained earnings (deficit)	(704)	310
Accumulated other comprehensive income (Note 10)	367	223
	14,802	15,673
	$62,977	$62,684

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended June 30		For the Six Months Ended June 30
(in '000 USD)	2010	2009	2010	2009
SALES:
Revenues from sale of building space	201	$49	$365	$49
Less: Cost of sales	140	37	256	37
Gross profit from selling of space	60	13	110	13

Rental income (Note 2)	1,524	1,523	3,165	2,790
Less: Rental sharing expenses	1,030	1,144	2,006	2,227
Gross profit from rental activities	494	378	1,159	562
	554	391	1,268	575
OPERATING EXPENSES:
Bad debt expense	-	(40)	-	13
Depreciation and Amortization	93	90	188	177
Legal and professional fees	3	5	7	9
Other general and administrative expenses	164	125	383	469
Sales taxes	2	11	47	14
Selling expenses	131	5	415	17
	392	196	1,039	699
Operating Income (loss)	162	195	230	(124)

OTHER INCOME (EXPENSE):
Interest expenses	(571)	(662)	(1,136)	(1,205)
Others	(103)	6	(109)	16
Total Other Income (Expense)	(673)	(654)	(1,245)	(1,188)

Net Income (Loss) Before Taxes	(511)	(459)	(1,015)	(1,313)

PROVISION FOR TAXES	-	(115)	-	(328)

Net Income (Loss)	(511)	(345)	(1,015)	(985)

OTHER COMPREHENSIVE INCOME (LOSS):
Effects of foreign currency conversion	60	(215)	144	(691)

Comprehensive Income (Loss)	$(451)	$(560)	$(871)	$(1,676)

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(in '000 USD)	2010	2009
CASH FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,015)	$(985)
Depreciation and Amortization	402	311
Changes in operating assets and liabilities –
(Increase) in accounts receivable	(4)	251
(Increase) in prepaid expense	-	80
(Increase) in advances to officers and employees	(38)	(82)
Decrease in real estate project costs	(21)	659
(Increase) decrease in other current assets	(43)	167
(Increase) in fixed assets	(1)	(31)
Increase in accounts payable and accrued expenses	448	68
(Decrease) in deferred revenue	524	123
(Decrease) increase in tax payable	82	(304)
Increase in bank loan interest payable	835	555
(Decrease) in other current liabilities	(13)	3
Net cash provided (used for) by operating activities	1,157	817

CASH FROM INVESTING ACTIVITIES:
(Increase) in security deposit	(1)	(630)
Net cash (used) by investing activities	(1)	(630)

CASH FROM FINANCING ACTIVITIES:
Loans to realated parties	169	695
Increase (decrease) in loan from related parties	(6)	-
Increase (decrease) in restricted cash to secure loans	103	38
Rrepayment of other short-term loans	(19)	(1)
Repayments of mortgage debt	(388)	(138)
(Repayments) / Loans from officers	(337)	219
Net cash provided by financing activities	(478)	814

Increase (decrease) in cash	679	1,000
Other effects of exchange rates on cash	144	(679)
	823	322

Cash at beginning of period	642	582

Cash at end of period	$1,465	$904

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for –
Interest	179	549
Income taxes	-	-

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

Note 1 – Organization and Operations

China Properties Developments, Inc. (the "Company") was incorporated in the State of Colorado on June 15, 2001.   The Company presently engages in the business of real estate development, including sale and lease of real estate in Xi'an City, Shaanxi Province, People's Republic of China ("PRC").

At June 30, 2010, the Company’s operations include the consolidated operations of Wollaston Industrial Limited, Xian Jiahui Real Estate Co., Ltd., and Xin Yuan Real Estate Co., Ltd.

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

On March 28, 2010, the company filed an Amendment to Articles of Incorporation to provide for a four old common shares for one new common shares reverse share split.

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

June 30, 2010 and 2009

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

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at June 30, 2010 due to the relatively short-term nature of these instruments.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

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

Xin Tian Di Mall
Xin Tian Di Mall is a three level multifunctional shopping center.  The Company has finished phase one construction of this project.  The entire project is planned to be carried out in four phases.  Approximately twenty-three percent of the phase one mall space has been sold.  The units sold are under contract with the Company to manage the rental of these spaces.  The rest of the space has been rented or is available for rent as of June 30, 2010.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

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

June 30, 2010 and 2009

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
b)	the unit is in good condition outlined in the sales contract, and
c)	the title has been transferred to the owner evidenced by the change of official title on the space from the company to the buyer

Revenue Recognition:  Rental Income

In 2010, the rental income consists of:

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

Description	Amount		Nature of the income	Cost of Rental
Rental – Xi’an Jia Hui	841	K	Lease of space
Rental – Xin Tian Di Mall	2,134	K	Lease of space and profit sharing	Small repairs and supplies directly related to rental
Rental – Xin Yuan	190	K	Lease of space	Depreciation, small repairs and supplies directly related to these spaces
Total	3,165	K

K.	Deferred Revenue

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

June 30, 2010 and 2009

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

“Advance to officers” and “Advance to employee” are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant expense accounts and the advances are credited out. Cash flows from these activities are classified into operating activities.  The total advance to officers was $2,962K and $2,920K, as of June 30, 2010 and December 31, 2009, respectively. Total advance to employees was $40K and $844K as of June 30, 2010 and December 31, 2009.

B.	Loans to Related Parties

“Loans to related parties” and “Due to related parties” represent temporary short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  The total loans to related parties were $11,352K and $11,474K as of June 30, 2010 and December 31, 2009, respectively. The total borrowing from related parties was $12,372K and $11,585K as of June 30, 2010 and December 31, 2009, respectively.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

C.	Due To Officers

“Due to officers” are temporary short-term loans from our officers to finance the Company’s operation due to lack of cash resources.  Cash flows from these activities are classified as cash flows from financing activates.  The total borrowing from officers was $128K and $465K as of June 30, 2010 and December 31, 2009, respectively.

D.	Leases

The Company leases office and retail space to an affiliate, Shaanxi Jiahui Hantang Book Publishing Co., Ltd., which is majority owned and controlled by directors of the Company.  The lease period is from January 1, 2003 to December 31, 2012.  The rent is $919K (based upon the average exchange rate of the RMB for 2010) per year and the rent is payable semi-annually.

At June 30, 2010, the Company leases the 24th and 25th floor of the Yangming Building to a related party, Yangming Soho Commercial Flat, which is majority owned and controlled by directors of the Company.  There is no lease and no rental income has been collected from this related party.  The Company estimates that annual rent, using current rental values, would be approximately $62K (based upon the average exchange rate of the RMB for 2010).

Note 4 – Inventoried Real Estate Project Costs

The Company is carrying prepaid real estate project costs, which consist of the costs of the unsold portion of the real estate project described above.  In 2010, no interest expenses have been capitalized.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

Note 5 – Property and Equipment

Property, plant and equipment consist of the following:
Note 6 – Intangibles

Capitalized intangible assets include start-up costs for Xin Yuan. Total amortization expense was 1K in the six months ended June 30, 2010.

Note 7 – Long-Term Investment

Long-term investments include:

2010
Equity interest of 40% ownership in Shaanxi Le Zhan Management Co., a related party through common ownership, acquired in 2004, stated at cost, which Management believes approximates fair value.	$176K

Note 8 – Short-Term Debt

Short-term debt at June 30, 2010 consisted of following bank loans:

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

(USD '000)	
Notes payable – Deng Jia Po Credit Cooperatives. This note has interest payable quarterly at 11.292% per annum, principal due December 29, 2008. It is secured by the Yangming building.	$ 2,041
Notes payable – Qujiang Credit Cooperatives This note has interest payable quarterly at 11.292% per annum, principal due December 30, 2008. The note is secured by the unsold portion of Jia Hui building.	3,085
Notes Payable - Qujiang Branch of Credit Cooperative Interest payable on maturity at 11.556% per annum Maturity on December 29, 2008	984
Notes Payable - San Yao Branch of Credit Cooperative Interest payment only until maturity at interest rate 11.352% per annum Maturity on January 13, 2009	2,218
Notes Payable - Chang Yan Bao Branch of Credit Cooperative Interest payment only until maturity at interest rate 11.556% per annum Maturity on December 29, 2008	1,190
Notes Payable - Nung Tsun Branch of Credit Cooperative this note has Interest payable quarterly at interest rate 13.9% per annum Maturity on January 5, 2010	236
	$ 9,754

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

As of June 30, 2010, management is engaged in negotiation with the banks to renewal the loans. Management is attempting to obtain better interest terms with the renewal. Overdue interest payable was $41K at June 30, 2010. Management indicates that it expects to successfully complete a renewal of the loans at an interest rate not to exceed the prior terms.

Note 9 – Long-Term Debt

Long-term debt consisted of the Mortgages Payable and Notes Payable as of June 30, 2010:

Notes Payable - Tumen Branch of Cooperative Interest payable quarterly at 8.10% per annum, principal due September 28, 2011. It is secured by Jia Hui office building and XinTian Di Mall	8,812

Mortgages Payable

	June 30, 2010		December 31, 2009
There are 19 mortgages against 19 units in the Yangming International Tower.  At June 30, 2010 the principal of each mortgage range from a low of $24K to a high of $80K (an average mortgage of $37K). These mortgages have minimum payments due, and are usually paid off when the units are sold.  The average mortgage bears interest at 6.69% per annum, and varies in term from 2 to 25 years.

There are 30 mortgages against 30 units in the Yangming International Tower.  At June 30, 2009 the principal of each mortgage range from a low of $25K to a high of $145K (an average mortgage of $56K). These mortgages have minimum payments due, and are usually paid off when the units are sold.  The average mortgage bears interest at 6.69% per annum, and varies in term from 4 to 27 years.

	$868	K	$1,585	K
Less current portion	119	K	111	K
	$745	K	$1,475	K

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

Translation adjustments resulting from the “managed floating exchange” process are included in the accumulated comprehensive income (loss) account in the consolidated statement of shareholders’ equity and amounted to $367K and $223K as of June 30, 2010 and December 31, 2009, respectively. The balance sheet amounts with the exception of equity at June 30, 2010 were translated at 6.8086 RMB to $1.00 USD as compared to 6.8372 RMB at December 31, 2009. The equity accounts were stated at their historical rate. The average translation rate of 6.83474 RMB for the six months ended June 30, 2010 was applied to income statement accounts as compared to 6.96957 RMB for the six months ended June 30, 2009.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

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

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities  (“FSP FAS 140-4 and FIN46 (R)-8”), which amends Statement of Accounting Standards No. 140,  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement for FASB Statement No. 125  (“SFAS 140”) to require public entities to provide additional disclosures about transferors’ continuing involvement with transferred financial assets and amends FASB Interpretation (“FIN”) No. 46 (revised December 2003),  Consolidation of Variable Interest Entities—an interpretation of ARB No. 51  (“FIN 46R”) to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. FSP FAS 140-4 and FIN 46 (R) is effective for the Company’s financial statements for the year ended June 30, 2009. The adoption of FSP FAS 140-4 and FIN 46 (R)-8 did not impact the Company’s consolidated results of operations, cash flows or financial position.

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

June 30, 2010 and 2009

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

Results of Operations

Revenues from the sale of building space were $365k for the six months ended June 30, 2010, compared to revenues from the sale of building space of $49 for the six months ended June 30, 2009.

Gross profit from selling of space, defined as sales less cost of sales, was $110k  for the six months ended June 30, 2010, compared to gross profit from selling of space of $13k for the six months ended June 30, 2009.  Cost of sales consists of costs such as construction and labor costs.  Cost of sales were $256k for the six months ended June 30, 2010, compared to $37 for the six months ended June 30, 2009.

We also achieved rental income of $3,165k for the six months ended June 30, 2010, compared to $2,790k for the six months ended June 30, 2009. Gross profit from rental activities, defined as rental income less rental sharing expenses, was $1,159K for the six months ended June 30, 2010, compared to gross profit from rental activities of $562k for the six months ended June 30, 2009. Rental sharing expenses were $2,006k for the six months ended June 30, 2010, compared to $2,227k for the comparable periods of the prior year.

Our operating expenses were $1,039k for the six months ended June 30, 2010, compared to operating expenses of $699k for the six months ended June 30, 2009. Operating expenses increased primarily due to increases in selling expenses and sales taxes for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, offset by decreases in bad debt expense and general and administrative expenses. Depreciation expense charged to operations was $188k for the six months ended June 30, 2010 compared to $177k for the six months ended June 30, 2009.

We had an operating income of $230k for the six months ended June 30, 2010, compared to operating loss of $124k for the six months ended June 30, 2009. Such change was primarily due to higher rental income being achieved in the first six months of 2010 from lease of building space compared to the rental income achieved in the first six months of 2009.

During the six months ended June 30, 2010, we incurred total other expense of $1,245k compared to total other expenses of $1,188k for the six months ended June 30, 2009. This increase in total other expense was primarily due to other expenses of $109k for the six months ended June 30, 2010 compared to $(16k) in the prior year periods.

We incurred a comprehensive loss of $871k for the six months ended June 30, 2010, compared to a comprehensive loss of $1,676k for the six months ended June 30, 2009. This change was primarily due to the increase in revenues from the lease of building space in the first six months of 2010 compared to the prior year period.

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

Liquidity and Capital Resources

On June 30, 2010, we had working capital of $4,252k  and stockholders’ equity of $14,802k . Also, at June 30, 2010, we had cash and cash equivalents of $1,465k, total assets of $62,977k  and total liabilities of $48,174k.  On December 31, 2009, we had working capital of $5,002k  and stockholders’ equity of $15,673k .  Also, at December 31, 2009, we had cash and cash equivalents of $642k, total assets of $62,684k and total liabilities of $47,011k.

A substantial portion of our total liabilities consists of short-term and long-term bank loans and mortgages, and other amounts due to related parties.  At June 30, 2010, we had short-term bank loans of $9,754k, amounts due to related parties of $12,372k and mortgages payable of $868k and notes payable of $8,812k.   At December 31, 2009, we had short-term bank loans of $9,772k and amounts due to related parties of $11,585k, mortgages payable of $1,256k and notes payable of $8,776k.

Net cash provided for operating activities was $1,157k for the six months ended June 30, 2010, which was primarily the result of a net loss of $1,015k, increase in accounts receivable of $4k, an increase in advance to officers and employees of $38k, offset by increases in accounts payable and accrued expenses of $448k, and increases in bank loan interest payable of $835k.  Net cash provided by operating activities was $817k for the six months ended June 30, 2009, which was primarily the result of decrease in real estate project costs of $659k, increase in accounts payable and accrued expenses of $68k, increase in bank loan interest payable of $555k, offset by net loss of $985k, decrease in accounts receivable of $251k, increase in deferred revenue of $123k and decrease in tax payable of $304k.

For the six months ended June 30, 2010, there was net cash used by investing activities of $1k compared to net cash from investing activities of $630k for the six months ended June 30, 2009.

For the six months ended June 30, 2010, we had net cash provided by financing activities of $(478)k, which was primarily the result of loans with related parties of $169k, repayments loans from officers of $337k, and repayment of mortgage debt of $388k. For the six months ended June 30, 2009, net cash provided by financing activities was $814k, which was primarily the result of loans with related parties of $695k and loans from officers of $219k, offset by repayments of mortgage debt of $138k.

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

Other Information - Certain Relationships and Related Transactions

To date, several related party transactions have taken place, in addition to the transactions described above with Shaanxi. We believe that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been or will be on terms no less favorable to us than those reasonably obtainable from third parties. As of June 30, 2010, there were advances to officers and employees outstanding of $3,002k, and loans due from other related parties of $11,352k. As of June 30, 2010, there was $12,372k due to related parties. As of June 30, 2009, there were advances to officers and employees outstanding of $2,964k, and loans due from other related parties of $11,474k. As of June 30, 2009, there was $11,585k due to related parties. Loans from and to related parties represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

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

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN46 (R)-8”), which amends Statement of Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement for FASB Statement No. 125 (“SFAS 140”) to require public entities to provide additional disclosures about transferors’ continuing involvement with transferred financial assets and amends FASB Interpretation (“FIN”) No. 46 (revised December 2003), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (“FIN 46R”) to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. FSP FAS 140-4 and FIN 46 (R) is effective for the Company’s financial statements for the year ended June 30, 2009. The adoption of FSP FAS 140-4 and FIN 46 (R)-8 did not impact the Company’s consolidated results of operations, cash flows or financial position.

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

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
(Registrant)

Dated:	August 23, 2010	By:	/s/ Ping’an Wu
Ping’an Wu, Chief Executive Officer
(Principal Executive Officer)

Dated:	August 23, 2010	By:	/s/ Shuo (Steven) Lou
Shuo (Steven) Lou, Chief Financial Officer,
Chief Accounting Officer and Executive VP
(Principal Financial Officer)