Form 10-Q
period 2010-09-30
CHINA PROPERTIES DEVELOPMENTS INC
filed 2010-11-22
CIK 1174741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐                    No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: $.001 par value per share: 19,300,825 outstanding as of November 19, 2010.

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

CHINA PROPERTIES DEVELOPMENTS, INC.

Index to Consolidated Financial Statements
Period Ended  September 30, 2010

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF September 30, 2010 AND December 31, 2009

	As of September 30,	As of December 31,
(in '000 USD)	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$977	$642
Accounts receivable	528	510
Inventory – real estate project costs (Note 4)	26,509	25,820
Advances to officers (Note 3)	3,010	2,920
Advances to employees (Note 3)	42	44
Other receivable	820	756
Loans to related parties (Note 3)	11,268	11,474
Total Current Assets	43,154	42,166
LONG-TERM INVESTMENT (Note 7)	179	176
PROPERTY AND EQUIPMENT (Note 5)	19,463	19,586
OTHER ASSETS:
Intangible assets (Note 6)	65	90
Restricted cash	414	538
Security deposit	124	128
	603	756
	$63,399	$62,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank loans (Note 8)	$18,574	$9,772
Accounts payable and accrued expenses	6,717	6,542
Deferred revenue	2,862	2,027
Taxes payable	4,420	4,227
Bank loan interest payable	2,687	1,809
Due to related parties (Note 3)	12,436	11,585
Due to officers (Note 3)	101	465
Due to employees	8	7
Customer security deposit	545	545
Current portion of mortgages payable	68	185
Total Current Liabilities	48,417	37,164

LONG-TERM LIABILITIES:
Mortgages payable (Note 9)	760	1,256
Notes payable (Note 9)	-	8,776
Current portion of mortgages payable	(68)	(185)
	692	9,847
STOCKHOLDERS’ EQUITY:
Common stock, no par value, 100,000,000 shares authorized;
4,825,206 shares issued and outstanding	273	273
Common stock, no par value, 100,000,000 shares authorized;	6,193	6,193
Additional paid-in capital	8,673	8,673
Retained earnings (deficit)	(1,450)	310
Accumulated other comprehensive income (Note 10)	601	223
	14,291	15,673
	$63,399	$62,684

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
(in '000 USD)	2010	2009	2010	2009
SALES:
Revenues from sale of building space	1	29	$366	$78
Less: Cost of sales	1	-	256	37
Gross profit from selling of space	0	29	110	41

Rental income (Note 2)	1,316	1,475	4,481	4,265
Less: Rental sharing expenses	974	1,193	2,980	3,420
Gross profit from rental activities	341	283	1,500	845
	342	311	1,610	886
OPERATING EXPENSES:
Bad debt expense	-	27	-	40
Depreciation and Amortization	100	89	287	266
Legal and professional fees	25	20	32	29
Other general and administrative expenses	288	261	671	729
Sales taxes	7	7	53	21
Selling expenses	72	153	487	171
	491	556	1,530	1,255
Operating Income (loss)	(149)	(245)	80	(369)

OTHER INCOME (EXPENSE):
Interest expenses	(604)	(551)	(1,740)	(1,756)
Others	8	5	(101)	21
Total Other Income (Expense)	(596)	(546)	(1,841)	(1,734)

Net Income (Loss) Before Taxes	(745)	(791)	(1,760)	(2,102)

PROVISION FOR TAXES	-	(198)	-	(526)

Net Income (Loss)	(745)	(593)	(1,760)	(1,576)

OTHER COMPREHENSIVE INCOME (LOSS):
Effects of foreign currency conversion	234	(104)	378	306

Comprehensive Income (Loss)	$(511)	$(697)	$(1,382)	$(1,270)

CHINA PROPERTIES DEVELOPMENTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(in '000 USD)	2010	2009
CASH FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,760)	$(1,577)
Depreciation and Amortization	628	450
Changes in operating assets and liabilities –
(Increase) decrease in accounts receivable	(19)	345
Decrease in prepaid expense	-	80
(Increase) in advances to officers and employees	(88)	(72)
(Increase) decrease in real estate project costs	(688)	290
(Increase) decrease in other current assets	(64)	166
(Increase) in fixed assets	(480)	(55)
Increase in accounts payable and accrued expenses	968	(92)
Increase in deferred revenue	835	1,204
(Decrease) increase in tax payable	193	(706)
Increase in bank loan interest payable	877	841
Increase in other current liabilities	1	11
Net cash provided (used for) by operating activities	403	885

CASH FROM INVESTING ACTIVITIES:
(Increase) decrease in security deposit	4	(0)
Net cash (used) by investing activities	4	(0)

CASH FROM FINANCING ACTIVITIES:
Loans to realated parties	206	529
Increase in loan from related parties	58	56
Increase in restricted cash to secure loans	125	105
Rrepayment of other short-term loans	26	(975)
Repayments of mortgage debt	(497)	(359)
(Repayments) / Loans from officers	(364)	452
Net cash provided by financing activities	(447)	(191)

Increase (decrease) in cash	(40)	694
Other effects of exchange rates on cash	374	(577)
	334	117

Cash at beginning of period	642	582

Cash at end of period	$977	$699

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for –
Interest	877	817
Income taxes	-

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2010 and December 31, 2009

Note 1 – Organization and Operations

China Properties Developments, Inc. (the "Company") was incorporated in the State of Colorado on June 15, 2001.   The Company presently engages in the business of real estate development, including sale and lease of real estate in Xi'an City, Shaanxi Province, People's Republic of China ("PRC").

At September 30, 2010, the Company’s operations include the consolidated operations of Wollaston Industrial Limited, Xian Jiahui Real Estate Co., Ltd., and Xin Yuan Real Estate Co., Ltd.

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

September 30, 2010 and December 31, 2009

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

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at September 30, 2010 due to the relatively short-term nature of these instruments.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2010 and December 31, 2009

F.	Valuation of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

G.	Real Estate Projects

The Company currently holds a majority interest in the following three projects:

Jiahui Office Building
Jiahui Office Building (“Jiahui Building”) is a 15-story commercial office building.  Construction commenced in 1998.  The majority of construction was concluded in December 1999 with finished tenant improvements.   This property has been available for occupancy since September 30, 2000.

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

Xin Tian Di Mall
Xin Tian Di Mall is a three level multifunctional shopping center.  The Company has finished phase one construction of this project.  The entire project is planned to be carried out in four phases.  Approximately twenty-three percent of the phase one mall space has been sold.  The units sold are under contract with the Company to manage the rental of these spaces.  The rest of the space has been rented or is available for rent as of September 30, 2010.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2010 and December 31, 2009

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

September 30, 2010 and December 31, 2009

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
b)	the unit is in good condition outlined in the sales contract, and
c)	the title has been transferred to the owner evidenced by the change of official title on the space from the company to the buyer

Revenue Recognition:  Rental Income

In 2010, the rental income consists of:

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2010 and December 31, 2009

Description	Amount	Nature of the income	Cost of Rental
Rental – Xi’an Jia Hui	1,169K	Lease of space
Rental – Xin Tian Di Mall	3,025K	Lease of space and profit sharing	Small repairs and supplies directly related to rental
Rental – Xin Yuan	286K	Lease of space	Depreciation, small repairs and supplies directly related to these spaces
Total	4,481K

K.	Deferred Revenue

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

September 30, 2010 and December 31, 2009

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

“Advance to officers” and “Advance to employee” are advances to officers and employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Then, the expenses are debited into the relevant expense accounts and the advances are credited out. Cash flows from these activities are classified into operating activities.  The total advance to officers was $3,010K and $2,920K, as of September 30, 2010 and December 31, 2009, respectively. Total advance to employees was $42K and $42K as of September 30, 2010 and December 31, 2009.

B.	Loans to Related Parties

“Loans to related parties” and “Due to related parties” represent temporary short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  The total loans to related parties were $11,268K and $11,474K as of September 30, 2010 and December 31, 2009, respectively. The total borrowing from related parties was $12,436K and $11,585K as of September 30, 2010 and December 31, 2009, respectively.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2010 and December 31, 2009

C.	Due To Officers

“Due to officers” are temporary short-term loans from our officers to finance the Company’s operation due to lack of cash resources.  Cash flows from these activities are classified as cash flows from financing activates.  The total borrowing from officers was $101K and $ 465K as of September 30, 2010 and December 31, 2009, respectively.

D.	Leases

The Company leases office and retail space to an affiliate, Shaanxi Jiahui Hantang Book Publishing Co., Ltd., which is majority owned and controlled by directors of the Company.  The lease period is from January 1, 2003 to December 31, 2012.  The rent is $918K (based upon the average exchange rate of the RMB for 2010) per year and the rent is payable semi-annually.

At September 30, 2010, the Company leases the 24th and 25th floor of the Yangming Building to a related party, Yangming Soho Commercial Flat, which is majority owned and controlled by directors of the Company.  There is no lease and no rental income has been collected from this related party.  The Company estimates that annual rent, using current rental values, would be approximately $63K (based upon the average exchange rate of the RMB for 2010).

Note 4 – Inventoried Real Estate Project Costs

The Company is carrying prepaid real estate project costs, which consist of the costs of the unsold portion of the real estate project described above. In 2010, no interest expenses have been capitalized. Partial inventory is serving as collateral for various bank loans. The Company has assessed the fair market value of such collateral is about 300% of the costs and the loan.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2010 and December 31, 2009

Note 5 – Property and Equipment

Property, plant and equipment consist of the following:

Description	September 30, 2010	December 31, 2009
(in '000 USD)
Vehicles	$761	$745
Office equipment	199	128
Office furniture	35	92
Jiahui building	7,187	7,041
Yangming	3,076	3,013
Xin Tian Di	11,865	11,624
	23,123	22,643
Less: Accumulated Depreciation	(3,660)	(3,057)
	$19,463	$19,586

Note 6 – Intangibles

Capitalized intangible assets include start-up costs for Xin Yuan. Total amortization expense was 1K in the six months ended September 30, 2010.

Note 7 – Long-Term Investment

Long-term investments include:

2010
Equity interest of 40% ownership in Shaanxi Le Zhan Management Co., a related party through common ownership, acquired in 2004, stated at cost, which Management believes approximates fair value.	$179K

Note 8 – Short-Term Debt

Short-term debt at September 30, 2010 consisted of following bank loans:

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2010 and December 31, 2009

(USD '000)

Notes payable – Deng Jia Po Credit Cooperatives. This note has interest payable quarterly at 11.292% per annum, principal due December 29, 2008. It is secured by the Yangming building. This loan is past due and under negotiation.	$2,075

Notes payable – Qujiang Credit Cooperatives This note has interest payable quarterly at 11.292% per annum, principal due December 30, 2008. The note is secured by the unsold portion of Jia Hui building. This loan is past due and under negotiation.	3,135

Notes Payable - Qujiang Branch of Credit Cooperative Interest payable on maturity at 11.556% per annum Maturity on December 29, 2008. This loan is past due and under negotiation.	1,000

Notes Payable - San Yao Branch of Credit Cooperative Interest payment only until maturity at interest rate 11.352% per annum. Maturity on January 13, 2009. This loan is past due and under negotiation.	2,255

Notes Payable - Chang Yan Bao Branch of Credit Cooperative Interest payment only until maturity at interest rate 11.556% per annum. Maturity on December 29, 2008. This loan is past due and under negotiation.	1,209

Notes Payable - Tumen Branch of Cooperative Interest payable quarterly at 8.10% per annum, 50% of the principal due September 28, 2010 and 2011. It is secured by unsold portion of Jia Hui office building, Yangming Building and Xin Tian Di Mall. 50% of principal due on September 28, 2010 and has been approved for renawal of 6 month under the same terms.	8,660

Notes Payable - Nung Tsun Branch of Credit Cooperative this note has Interest payable quarterly at interest rate 13.9% per annum Maturity on January 5, 2010. This loan is past due and under negotiation.	240

$18,574

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2010 and December 31, 2009

As of September 30, 2010, management is engaged in negotiation with the banks to renewal the loans.  Management is attempting to obtain better interest terms with the renewal.  Overdue interest payable was $2,686K at September 30, 2010.  Management indicates that it expects to successfully complete a renewal of the loans at an interest rate not to exceed the prior terms.

Note 9 – Long-Term Debt

Mortgages Payable

	9/30/2010		12/31/2009
There are 17 mortgages against 17 units in the Yangming International Tower. At September 30, 2010 the principal of each mortgage range from a low of $20K to a high of $114K (an average mortgage of $45K). These mortgages have minimum payments due, and are usually paid off when the units are sold. The average mortgage bears interest at 6.69% per annum, and varies in term from 2 to 25 years.	$760	K

There are 27 mortgages against 27 units in the Yangming International Tower. At December 31, 2009 the principal of each mortgage range from a low of $25Kto a high of $131K (an average mortgage of $37K). These mortgages have minimum payments due, and are usually paid off when the units are sold. The average mortgage bears interest at 6.69% per annum, and varies in term from 2 to 26 years.			$1,256	K
Less current portion	68	K	185	K
	$692	K	$1,071	K

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2010 and December 31, 2009

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

Translation adjustments resulting from the “managed floating exchange” process are included in the accumulated comprehensive income (loss) account in the consolidated statement of shareholders’ equity and amounted to $603K and $223K as of September 30, 2010 and December 31, 2009, respectively. The balance sheet amounts with the exception of equity at September 30, 2010 were translated at 6.6981 RMB to $1.00 USD as compared to 6.8372 RMB at December 31, 2009. The equity accounts were stated at their historical rate. The average translation rate of 6.8164 RMB for the nine months ended September 30, 2010 was applied to income statement accounts as compared to 6.83603 RMB for the twelfth months ended December 31, 2009.

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2010 and December 31, 2009

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2010 and December 31, 2009

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

CHINA PROPERTIES DEVELOPMENTS, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2010 and December 31, 2009

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

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities  (“FSP FAS 140-4 and FIN46 (R)-8”), which amends Statement of Accounting Standards No. 140,  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement for FASB Statement No. 125  (“SFAS 140”) to require public entities to provide additional disclosures about transferors’ continuing involvement with transferred financial assets and amends FASB Interpretation (“FIN”) No. 46 (revised December 2003),  Consolidation of Variable Interest Entities—an interpretation of ARB No. 51  (“FIN 46R”) to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. FSP FAS 140-4 and FIN 46 (R) is effective for the Company’s financial statements for the year ended September 30, 2009. The adoption of FSP FAS 140-4 and FIN 46 (R)-8 did not impact the Company’s consolidated results of operations, cash flows or financial position.

Note 12 – Subsequent Events

The Company’s subsidiary, Shaanxi Xin Yuan has entered an agreement with Xi’an Min Sheng Group for the potential sale of unsold portion of Xin Tian Di Mall for an appraised value of 56.5RMB million.  The pending transaction is awaiting government approval and is expected to finalize in the first quarter of 2011.

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

Executive Overview

China Properties Developments, Inc. (“we”, “us”, “our” or the “Company”) was incorporated in the State of Colorado on Septemberember 15, 2001 under the name Bangla Property Management, Inc. (“Bangla”).  In October 2005, and pursuant to an Amended and Restated Agreement and Plan of Merger dated August 17, 2005, Bangla acquired Wollaston Industrial Limited (“Wollaston”), the owner of 90.28% equity interests of Xi’an Jiahui Real Estate Co., Ltd (“Jiahui”), by the issuance of 10 million shares of common stock to Wollaston’s shareholders.  Bangla’s name was subsequently changed to China Properties Developments, Inc. to better reflect the business nature of the Company.

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

On September 23, 2008, and through Jiahui, our 90.28% owned subsidiary, we entered into a series of agreements effective as of September 1, 2008 with Shaanxi Xinyuan Real Estate Co. Ltd., a corporation organized under the laws of the PRC (“Shaanxi”), which we believe gives us effective control over its business.  Shaanxi's results of operations are included in the consolidated statement of operations of the Company.

Results of Operations

Revenues from the sale of building space were $366k for the nine months ended September 30, 2010, compared to revenues from the sale of building space of $78k for the nine months ended December. 30, 2009.

Gross profit from selling of space, defined as sales less cost of sales, was $110k for the nine months ended September 30, 2010, compared to gross profit from selling of space of $41k for the nine months ended December 31, 2009.  Cost of sales consists of costs such as construction and labor costs.  Cost of sales were $256k for the nine months ended September 30, 2010, compared to $37 for the nine months ended December 31, 2009.

We also achieved rental income of $4,481k for the nine months ended September 30, 2010, compared to $4,265k for the nine months ended December 31, 2009.  Gross profit from rental activities, defined as rental income less rental sharing expenses, was $1,500K for the nine months ended September 30, 2010, compared to gross profit from rental activities of $845k for the nine months ended December 31, 2009.  Rental sharing expenses were $2,980k for the nine months ended September 30, 2010, compared to $3,420k for the comparable periods of the prior year.

Our operating expenses were $1,530k for the nine months ended September 30, 2010, compared to operating expenses of $1,255k for the nine months ended December 31, 2009.   Operating expenses increased primarily due to increases in selling expenses and sales taxes for the nine months ended September 30, 2010, compared to the nine months ended December 31, 2009, offset by decreases in bad debt expense and general and administrative expenses.  Depreciation expense charged to operations was $287k for the nine months ended September 30, 2010 compared to $266k for the nine months ended December 31, 2009.

We had an operating income of $80k for the nine months ended September 30, 2010, compared to operating loss of $369k for the nine months ended December 31, 2009.   Such change was primarily due to higher rental income being achieved in the first nine months of 2010 from lease of building space compared to the rental income achieved in the first nine months of 2009.

During the nine months ended September 30, 2010, we incurred total other expense of $1,841k compared to total other expenses of $1,734k for the nine months ended December 31, 2009.   This increase in total other expense was primarily due to other expenses of $101k for the nine months ended September 30, 2010 compared to $(21k) in the prior year periods.

We incurred a comprehensive loss of $1,382k for the nine months ended September. 30, 2010, compared to a comprehensive loss of $1,270k for the nine months ended December 31, 2009.   This change was primarily due to the increase in selling expenses in the first nine months of 2010 compared to the prior year period.

Operations Outlook

During the next twelve months, we intend to continue to make efforts to sell and lease the remaining spaces of Yangming International Tower.   In addition, and as mentioned above, on September 23, 2008, we entered into a series of agreements effective as of September 1, 2008 with Shaanxi Xinyuan Real Estate Co. Ltd. (“Shaanxi”), a corporation organized under the laws of the PRC, which we believe gives us effective control over the business of Shaanxi.  Shaanxi is 84.0% owned by Shaanxi Jiahui Group which is majority owned by by Ping’an Wu and his family, and 16.0% owned by Shuzhen Yang.  Ping’an Wu is the Company’s Chairman, Chief Executive Officer, President and a director.

Contemporaneously with the execution of the series of agreements with Shaanxi, the Company also entered into a Termination Agreement with Shaanxi pursuant to which the parties agreed to terminate and abandon the Securities Subscription Agreement entered into on September 13, 2007 pursuant to which the Company had agreed to subscribe for and purchase new treasury shares of Shaanxi for RMB 230,000,000 (which was estimated to be approximately US$30 million at the current currency exchange rate which was subject to change), and Shaanxi had agreed to issue the shares to the Company, such that the Company would own 90% of the issued and outstanding share capital of Shaanxi after the purchase had been completed.

Our relationship with Shaanxi and its stockholders are now governed by a series of contractual arrangements entered into on September 23, 2008 between Jiahui and Shaanxi.  The parties have agreed that each of the agreements shall be deemed effective as of September 1, 2008.  Through these contractual arrangements, we will, among other things, provide Shaanxi consulting and other general business operation services and we will have the ability to substantially influence Shaanxi’s daily operations and financial affairs, appoint their senior executives and approve all matters requiring stockholder approval.  As a result of these contractual arrangements, which enable us to control Shaanxi, we will be considered the primary beneficiary of Shaanxi.  We believe each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC.

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

Liquidity and Capital Resources

On September 30, 2010, we had working capital of $(5,263)k and stockholders’ equity of $14,291k . Also, at September 30, 2010, we had cash and cash equivalents of $977k, total assets of $63,399k  and total liabilities of $48,417k.  On December 31, 2009, we had working capital of $5,002k  and stockholders’ equity of $15,673k .  Also, at December 31, 2009, we had cash and cash equivalents of $642k, total assets of $62,684k and total liabilities of $47,011k.

A substantial portion of our total liabilities consists of short-term and long-term bank loans and mortgages, and other amounts due to related parties.  At September 30, 2010, we had short-term bank loans of $18,574k, amounts due to related parties of $12,436k and mortgages payable of $760k.   At December 31, 2009, we had short-term bank loans of $9,772k and amounts due to related parties of $11,585k, mortgages payable of $1,256k and notes payable of $8,776k.

Net cash provided for operating activities was $403k for the nine months ended September 30, 2010, which was primarily the result of a net loss of 1,760k, increase in accounts receivable of $19k, an increase in advance to officers and employees of $88k, offset by increases in accounts payable and accrued expenses of $968k, and increases in bank loan interest payable of $877k.  Net cash provided by operating activities was $885k for the nine months ended December 31, 2009, which was primarily the result of decrease in real estate project costs of $290k, decrease in accounts payable and accrued expenses of $92k, increase in bank loan interest payable of $841k, offset by net loss of $1,577k, decrease in accounts receivable of $345k, increase in deferred revenue of $1,204k and decrease in tax payable of $706k.

For the nine months ended September 30, 2010, there was net cash by investing activities of $4k compared to net cash from investing activities of $0k for the nine months ended December 31, 2009.

For the nine months ended September 30, 2010, we had net cash provided by financing activities of $(447)k, which was primarily the result of loans with related parties of $206k, repayments loans from officers of $364k, and repayment of mortgage debt of $(497)k.  For the nine months ended December 31, 2009, net cash provided by financing activities was $(191)k, which was primarily the result of loans with related parties of $529k and loans from officers of $452k, offset by repayments of mortgage debt of $(359)k.

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

We have entered an agreement with Xi’an Min Sheng Group regarding the sale of unsold portion of Xin Tian Di Mall for an appraised value of over 56 million.  The transaction is expected to close in the first quarter of 2011.

Other Information - Certain Relationships and Related Transactions

To date, several related party transactions have taken place, in addition to the transactions described above with Shaanxi.  We believe that  any transactions between us and our officers, directors, principal stockholders, affiliates or advisors have been or will be on terms no less favorable to us than those reasonably obtainable from third parties.  As of September 30, 2010, there were advances to officers and employees outstanding of $3,010k, and loans due from other related parties of $11,268k.  As of September 30, 2010, there was $12,436k due to related parties. As of December 31, 2009, there were advances to officers and employees outstanding of $2,964k, and loans due from other related parties of $11,474k.  As of December 31, 2009, there was $11,585k due to related parties.  Loans from and to related parties represent temporally short-term loans from/to affiliates, which are majority owned and controlled by directors of the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

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

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHINA PROPERTIES DEVELOPMENTS, INC.
(Registrant)

Dated:	November 22, 2010	By:	/s/ Ping’an Wu
Ping’an Wu, Chief Executive Officer
(Principal Executive Officer)

Dated:	November 22, 2010	By:	/s/ Shuo (Steven) Lou
Shuo (Steven) Lou, Chief Financial Officer,
Chief Accounting Officer and Executive VP
(Principal Financial Officer)